Form 10-Q
period 1996-05-04
TODAYS MAN INC
filed 1996-06-17
CIK 885546

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                May 4, 1996
                               ------------------------------------------------
                                       OR

[     ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         to
                               -----------------------    ---------------------


                        Commission File No.       0-20234
                                           --------------------

                                Today's Man, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                         23-1743137
- -------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)


    835 Lancer Drive, Moorestown, NJ                            08057
- -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number                609-235-5656
                             --------------------------------------------------

                                 Not Applicable
- -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                       YES       X           NO
                           --------------        --------------

10,861,005 common shares were outstanding as of June 14, 1996.

                                TODAY'S MAN, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION:

         Item 1.  Condensed Financial Statements - Unaudited


                                                                                                               PAGE
         Consolidated Balance Sheets
                  May 4, 1996 and February 3, 1996................................................................1

         Consolidated Statements of Operations
                  Thirteen weeks ended May 4, 1996 and April 29, 1995.............................................2

         Consolidated Statements of Cash Flows
                  Thirteen weeks ended May 4, 1996 and April 29, 1995.............................................3

                  Notes to Consolidated Financial Statements....................................................4-6

         Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...................................................................................7-9


PART II.   OTHER INFORMATION

         Item 1.   Legal Proceedings.............................................................................10

         Item 2.   Changes in Securities.........................................................................10

         Item 3.   Defaults Upon Senior Securities...............................................................10

         Item 4.   Submission of Matters to a Vote of Security Holders...........................................10

         Item 5.   Other Information............................................................................ 10

         Item 6.   Exhibits and Reports on Form 8-K............................................................. 10

                   Signatures....................................................................................11

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                           CONSOLIDATED BALANCE SHEETS

    ASSETS                                                                   MAY 4, 1996               FEB. 3, 1996
                                                                             -----------               ------------
Current assets:
    Cash and cash equivalents                                               $ 3,313,800                $ 1,385,400
    Due from credit card companies and
       other receivables                                                      3,010,600                  2,973,600
    Refundable income taxes                                                   6,016,000                  6,016,000
    Inventory                                                                32,331,600                 35,465,800
    Prepaid expenses and other current assets                                 3,910,200                  2,413,200
    Prepaid inventory purchases                                               3,244,000                  4,324,500
                                                                           ------------                -----------
       Total current assets                                                  51,826,200                 52,578,500

Property and equipment, less accumulated
    depreciation and amortization                                            34,457,300                 35,530,500
Loans to shareholders                                                           228,400                    228,400
Rental deposits and other noncurrent assets                                  10,397,700                  9,865,100
                                                                            -----------                -----------
                                                                            $96,909,600                $98,202,500
                                                                            ===========                ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                                  $ 3,058,600                $ 2,543,700
    Accrued expenses and other current liabilities                            5,529,700                  3,085,700
    Income taxes payable                                                              -                     30,700
    Current maturities of capital lease obligations                           2,134,600                  2,134,600
                                                                            -----------                -----------
       Total current liabilities                                             10,722,900                  7,794,700

Capital lease obligations                                                     2,915,400                  3,343,400
Deferred taxes and other                                                      4,310,200                  4,111,500
Liabilities subject to settlement                                            62,103,800                 61,886,900
                                                                            -----------                -----------
                                                                             80,052,300                 77,136,500
Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares
       authorized, none issued
    Common stock, no par value, 20,000,000 shares
       authorized, 10,861,005 shares
       issued and outstanding                                                38,269,100                 38,269,100
    Retained earnings (deficit)                                             (21,411,800)               (17,203,100)
                                                                            -----------                -----------
       Total shareholders' equity                                            16,857,300                 21,066,000
                                                                            -----------                -----------
                                                                            $96,909,600                $98,202,500
                                                                            ===========                ===========

                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THIRTEEN WEEKS ENDED
                                                                 MAY 4, 1996            APR. 29, 1995
                                                                 -----------            -------------

Net sales                                                       $46,397,400               $57,724,700

Cost of goods sold                                               33,179,800                37,420,500
                                                                -----------               -----------

     Gross profit                                                13,217,600                20,304,200
                                                                -----------               -----------

Selling, general and administrative expenses                     16,098,000                19,507,100
                                                                -----------               -----------

(Loss)/income from operations                                    (2,880,400)                  797,100

Reorganization items:

     Professional fees                                            1,326,100                         -

     Interest income                                                (40,400)                        -
                                                                -----------               -----------

Net reorganization items                                          1,285,700                         -

Interest expense and other income, net                               42,600                   529,700
                                                                -----------               -----------

     (Loss)/income before income taxes                           (4,208,700)                  267,400

Income taxes                                                              -                    93,600
                                                                -----------               -----------

Net (loss)/income                                               $(4,208,700)             $    173,800
                                                                -----------               -----------

     Net (loss)/income per share                                $     (0.39)             $       0.02
                                                                ===========              ============

Weighted average shares outstanding                              10,861,005                10,830,704

                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FOR THIRTEEN WEEKS ENDED
                                                                                      MAY 4, 1996             APR. 29, 1995
                                                                                      -----------             -------------
Operating activities:
     Net (loss) income                                                            $   (4,208,700)          $       173,800
     Adjustments to reconcile net (loss) income
          to net cash provided by (used in)
          operating activities:
          Depreciation and amortization                                                1,352,000                 1,140,300
          Deferred credits and other                                                     198,700                   445,000
          Changes in operating assets and liabilities:
              Increase in receivables                                                    (37,000)                 (121,600)
              Decrease in inventory                                                    3,134,200                   148,500
              Increase in prepaid expenses                                              (416,500)                 (441,400)
              (Increase) decrease in rental deposits and other
                  non current assets                                                    (532,600)                  589,200
              Increase (decrease) in payables, accrued
                  expenses and liabilities subject to settlement                       3,145,100                (6,979,500)
                                                                                     -----------               -----------
     Total adjustments                                                                 6,843,900                (5,219,500)
                                                                                     -----------               -----------

Net cash provided by (used in) operating activities                                    2,635,200                (5,045,700)

Investing activities:
     Capital expenditures                                                               (278,800)               (8,377,600)
     Shareholder loans                                                                         -                   (19,800)
                                                                                     -----------               -----------
Net cash used in investing activities                                                   (278,800)               (8,397,400)

Financing activities:
     Borrowings under pre-petition revolving
          credit facility                                                                      -                65,666,100
     Subordinated loan from majority shareholder                                               -                 5,000,000
     Repayment of pre-petition debt                                                            -               (52,425,800)
     Repayment of capital leases                                                        (428,000)                 (455,000)
     Proceeds from exercise of stock options                                                   -                    77,300
                                                                                     -----------               -----------
Net cash (used in) provided by financing activities                                     (428,000)               17,862,600

Net increase in cash and cash equivalents                                              1,928,400                 4,419,500
Cash and cash equivalents at beginning of period                                       1,385,400                 1,092,100
                                                                                     -----------               -----------
Cash and cash equivalents at end of period                                           $ 3,313,800               $ 5,511,600
                                                                                     ===========               ===========

                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Chapter 11 Proceedings

     On February 2, 1996 Today's Man, Inc. ( "the Company") and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under federal bankruptcy law are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the accompanying Consolidated Balance Sheet as "liabilities subject to settlement." Additional claims may arise subsequent to the filing of the Chapter 11 petitions resulting from further rejection of certain executory contracts and unexpired leases and from the determination by the Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets are also stayed, although the holders of such claims may move the Court for relief from the stay. Secured claims may be asserted against the Company's accounts receivable, intangible assets and certain fixed assets. One subsidiary was not included in the Chapter 11 filings. The results of its operations and financial position are not material to the consolidated financial statements.

     On March 11, 1996 by order of the Bankruptcy Court, the Company received final approval for a $20 million Debtor-In-Possession Revolving Credit Facility (the "DIP Facility") with The CIT Group/ Business Credit, Inc. The DIP Facility permits borrowings of up to $20 million, including a letter of credit sublimit of $15.0 million, through the earlier of February 13, 1998 or the date of substantial consummation of a plan of reorganization. Borrowings under the DIP Facility will be subject to availability under a borrowing base formula. Interest is payable monthly at the prime rate plus 0.5%. The Company had no borrowings under this DIP Facility during the quarter ended May 4, 1996. Loans under the DIP Facility will have a superpriority administrative expense claim status under the Bankruptcy Code, subject to certain exceptions.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 proceedings, and circumstances relating to this event, including the Company's debt structure, its recent operating losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As a result of the reorganization proceedings, the Company may settle or otherwise dispose of assets and liquidate or settle liabilities for amounts different from those reflected in the consolidated financial statements.

     Further, a plan of reorganization, as finally approved by the Bankruptcy Court, could materially change the currently recorded amounts. These financial statements do not reflect further adjustments to the carrying value of assets and the amounts and classifications of liabilities or shareholders' equity that might be necessary as a consequence of these bankruptcy proceedings.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)



     Events completed in relation to the Company's ongoing operational restructuring include the closing of ten underperforming locations and its outlet center and reductions in store operating expenses and corporate overhead. Additional components of the operational restructuring include ongoing evaluation of store operations, review of both corporate and store expenses and a refocusing of the Company's merchandising and marketing strategies.

     Since the commencement of the Chapter 11 filing, the Company has had the exclusive right to file a plan of reorganization. The period of exclusivity granted to the Company has been extended and is now scheduled to expire on September 2, 1996. It is expected that the Company will seek and receive a further extension of the period of exclusivity if it is not able to file a plan of reorganization by September 2, 1996, all within the discretion of the Bankruptcy Court which also could elect not to extend such period of exclusivity.

2.   Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's sales and the Chapter 11 filing, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending February 1, 1997. For further information, refer to the financial statements and footnotes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

3.   Restricted Cash

     The Company, in connection with the November 1995 Amendment and Restatement of its Credit Agreement (the "Amended and Restated Credit Agreement"), granted the bank lenders a security interest in certain non-inventory assets. Included in cash and cash equivalents is approximately $1.0 million representing the proceeds from receivables related to pre-petition credit card sales which has been segregated from the Company's operating assets and held in a restricted account for the potential benefit of the bank lenders if it is ultimately determined that they have valid liens.

4.   Use of Estimates

     In addition to the uncertainties related to the Chapter 11 proceedings the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)



     On an annual basis, inventory and cost of sales amounts are based on actual costs. In prior years, for purposes of interim reporting, these amounts were based on the Company's annualized estimated gross profit percentage. As a result of the uncertainty of the Company's current operating environment, 1996 interim inventory and cost of sales amounts are based on actual costs for the quarter. Historically, actual margins were lower in the first quarter and higher in the second and third quarter relative to amounts reported under the prior method. The Company believes this change will have no impact on annual results.

5.   Income Taxes

     The Company's fiscal 1995 loss will be carried back and is expected to generate a refund of previously paid taxes of approximately $5,800,000. The bank lenders have, under the terms of the Amended and Restated Credit Agreement, asserted a lien on the amounts of such refunds. While the Company believes this assertion is without merit, if the lenders were successful any refund would be applied as a reduction of the Company's pre-petition liability to the lender.

     There are no additional taxes paid in prior years which are available for refund. As such, the remaining net operating loss carryforward of $18,992,400 and AMT credit carryforward of $394,000 are available to offset future tax liabilities, subject to any applicable limitations under Internal Revenue Code section 382. The first quarter increase of $16,831,400 in the net operating loss carryforward is caused by the timing of the recognition expenses related to store closings for tax purposes. These carryforwards have been fully offset by a valuation allowance due to the uncertainty of realizing their benefits.

6.   Reclassification

     Certain amounts in the April 29, 1995 consolidated financial statements have been reclassified to conform with current period presentation.

7.   Investment Considerations

     In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended February 3, 1996, a copy of which can be obtained upon written request to Mr. Frank E. Johnson, Chief Financial Officer, Today's Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

On February 2, 1996 Today's Man, Inc. ("the Company") and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to all adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, approval of an acceptable plan of reorganization, future profitable operations, compliance with the DIP Facility and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations, all of which are uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Events completed in relation to the Company's ongoing operational restructuring include the closing of ten underperforming locations and its outlet center and reductions in store operating expenses and corporate overhead. Additional components of the operational restructuring include ongoing evaluation of store operations, further review of both corporate and store expenses and a refocusing of the Company's merchandising and marketing strategies.

The following table sets forth, as a percentage of net sales, certain items appearing in the statements of operations for the thirteen week periods ended May 4, 1996 and April 29, 1995, respectively.

                                                    PERCENTAGE OF NET SALES

                                                      THIRTEEN WEEKS ENDED
                                                       MAY 4,     APR. 29,
                                                        1996        1995
                                                       -----------------
Net sales                                              100.0%      100.0%
Cost of goods sold                                      71.5        64.8
                                                       -----       -----
  Gross profit                                          28.5        35.2
Selling, general and administrative expenses            34.7        33.8
                                                        ----       -----
(Loss) income from operations                           (6.2)        1.4
Reorganization expenses                                  2.9           -
Interest expense and other income, net                     -         0.9
                                                       -----       -----
(Loss) income before income taxes                       (9.1)        0.5
Income tax (benefit) provision                             -         0.2
                                                       -----       -----
Net (loss) income                                       (9.1)%       0.3%
                                                       =====       =====

THIRTEEN WEEKS ENDED MAY 4, 1996 AND APRIL 29, 1995:

NET SALES. Net sales decreased $11,327,300 or 19.6% in the first quarter of fiscal 1996 compared to the year ago period. Comparative store sales decreased 14.7% for the quarter. The decline in sales was attributable to the closing of ten underperforming locations in the greater Chicago, New York, Washington, D.C. markets and the Florida outlet location and a difficult retail environment and merchandise disruptions caused by the Chapter 11 proceedings. There were 25 superstores in operation at May 4, 1996, compared to 33 superstores at April 29, 1995.

GROSS PROFIT. Gross profit as a percentage of net sales decreased to 28.5% for the first quarter of fiscal 1996 from 35.2% in the year ago period. The decrease in gross profit was attributable to markdowns taken to clear inventory from the closed locations as well as from a change in the interim inventory reporting practice employed by the Company as more fully described in Note 4 to the Financial Statements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $3,409,100 or 17.5% in the first quarter of fiscal 1996, and increased as a percentage of sales to 34.7% from 33.8% in the first quarter of fiscal 1995. The dollar decrease was the result of the cost savings obtained by closing eleven locations. Store payroll, occupancy and advertising costs decreased by $3,400,500 or 24.7% in the first quarter of fiscal 1996, and represented 22.4% of sales compared with 23.9% of sales for the year ago period.

INTEREST EXPENSE, INTEREST INCOME AND OTHER EXPENSE, NET. Interest expense, interest income and other expense, net, decreased by $527,500 from the first quarter of fiscal 1995. This decrease is a result of the stay imposed pursuant to the Chapter 11 filing which precludes the payment of principal and interest on pre-petition obligations during the reorganization period.

REORGANIZATION ITEMS. Reorganization items consist of legal and accounting fees incurred by the Company and the official Creditors' Committee appointed by the
U. S. Trustee to represent the interest of the unsecured creditors in the bankruptcy proceedings.

                         LIQUIDITY AND CAPITAL RESOURCES

Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date of February 2, 1996. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court. Additional claims may arise subsequent to the filing of the Chapter 11 petitions resulting from further rejection of certain executory contracts and unexpired leases and from the determination by the Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization.

Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except for payments for property and equipment under lease, principal and interest payments on prepetition debt have not been made since the filing date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. There is no assurance at this time that a plan of reorganization will be proposed by the Company or if a proposed plan will be approved or confirmed by the Bankruptcy Court.

The Company's primary sources of working capital are cash flow from operations and borrowings under its DIP Facility. At May 4, 1996, the Company had working capital of $41,103,300 as compared with $44,783,800 at February 3, 1996. This decrease in working capital was due to a decrease in inventory levels commensurate with the closing of ten underperforming stores and one outlet store in the first quarter of 1996.

On March 11, 1996 by order of the Bankruptcy Court, the Company received final approval for a $20 million Debtor-In-Possession Revolving Credit Facility (the "DIP Facility") with The CIT Group / Business Credit, Inc. The DIP Facility permits borrowings of up to $20 million, including a letter of credit sublimit of $15 million, through the earlier of February 13, 1998 or the date of substantial consummation of a plan of reorganization. Borrowings under the DIP Facility will be subject to availability under a borrowing base formula. Interest is payable monthly at the bank's prime rate plus 0.5%. The Company had no borrowings under this DIP Facility during the quarter ended May 4, 1996. Loans under the DIP Facility will have a superpriority administrative expense claim status under the Bankruptcy Code, subject to certain exceptions.

Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. At this time, it is not possible to predict the outcome of the Chapter 11 filing, in general, or its effects on the business of the Company or on the interests of creditors or shareholders.

The Company believes that the sources of capital described above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 1996; however as a result of the Company's Chapter 11 proceedings and its other events described above, no assurance can be given with respect to the Company's liquidity. Upon emergence from the Chapter 11 proceedings, the Company will need to replace the DIP Facility with a suitable financing structure to meet its plan of reorganization.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

On February 2, 1996 Today's Man, Inc. ( "the Company") and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. See Item 1. "Business - Chapter 11 Proceedings."

The U. S. Bankruptcy Court has entered an order fixing September 3, 1996 as the bar date for filing proofs of claim in the Chapter 11 cases and approving the procedure, form and manner of the notice of the bar date. Equity security holders need not file any proof of interest on account of such equity interest.

Item 2.      Changes in Securities

    None - not applicable

Item 3.      Defaults Upon Senior Securities

    None - not applicable

Item 4.      Submission of Matters to a Vote of Shareholders

    None - not applicable

Item 5.      Other Information

    None - not applicable

Item 6.      Exhibits and Reports on Form 8-K

    Exhibits

    Reports on Form 8-K

     Date of Report        Item Reported               Description
     --------------        -------------               -----------
    February 2, 1996    Item 3 and Item 5     Chapter 11 Filing, Store Closings
    March 11, 1996      Item 5                DIP Facility Approval

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TODAY'S MAN, INC.
                                               (Registrant)



Date:  June 17, 1996                            /S/DAVID FELD
                                               David Feld
                                               Chairman of the Board and
                                               Chief Executive Officer



Date:  June 17, 1996                           /S/FRANK E. JOHNSON
                                               -------------------
                                               Frank E. Johnson
                                               Vice President, Chief Financial
                                               Officer and Treasurer
                                               Principal Financial Officer