Form 10-Q
period 1996-08-03
TODAYS MAN INC
filed 1996-09-16
CIK 885546

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  August 3, 1996
                                   ---------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ____________________to ________________________

                ______________________________________________________________

                           Commission File No. 0-20234
                                             ---------
                                Today's Man, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                        23-1743137
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                           Identification No.)

    835 Lancer Drive, Moorestown, NJ                              08057
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number                       609-235-5656
                                        -----------------------------------
                                 Not Applicable
- --------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES __X__    NO _____

10,861,005 common shares were outstanding as of September 12, 1996.

                                TODAY'S MAN INC.

                                      INDEX


                                                                          PAGE
                                                                          ----
PART I.      FINANCIAL INFORMATION:

  Item 1.    Condensed Financial Statements - Unaudited

  Consolidated Balance Sheets
             August 3, 1996 and February 3, 1996............................1

  Consolidated Statements of Operations
             Thirteen weeks ended August 3, 1996 and July 29, 1995..........2

  Consolidated Statements of Operations
             Twenty-six weeks ended August 3, 1996 and July 29, 1995........3

  Consolidated Statements of Cash Flows
             Twenty-six weeks ended August 3, 1996 and July 29, 1995........4

             Notes to Consolidated Financial Statements....................5-7

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................8-12


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.............................................13

  Item 2.    Changes in Securities.........................................13

  Item 3.    Defaults Upon Senior Securities...............................13

  Item 4.    Submission of Matters to a Vote of Security Holders...........13

  Item 5.    Other Information.............................................13

  Item 6.    Exhibits and Reports on Form 8-K..............................13

    Signatures.............................................................14

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                           CONSOLIDATED BALANCE SHEETS


                                                                          AUG. 3, 1996         FEB. 3, 1996
                                                                          ------------         ------------
                                                                           (Unaudited)
         ASSETS
Current assets:
     Cash and cash equivalents                                            $  4,619,000          $  1,385,400
     Due from credit card companies and other receivables                    2,853,000             2,973,600
     Refundable income taxes                                                 6,016,000             6,016,000
     Inventory                                                              31,072,000            35,465,800
     Prepaid expenses and other current assets                               3,424,100             2,413,200
     Prepaid inventory purchases                                             5,343,600             4,324,500
                                                                          -------------        -------------
         Total current assets                                               53,327,700            52,578,500
     Property and equipment, less accumulated
        depreciation and amortization                                       33,437,100            35,530,500
     Loans to shareholders                                                     228,400               228,400
     Rental deposits and other noncurrent assets                             8,875,900             9,865,100
                                                                          -------------        -------------
                                                                          $ 95,869,100         $  98,202,500
                                                                          =============        =============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                               $  3,163,000         $   2,543,700
     Accrued expenses and other current liabilities                          4,525,400             3,085,700
     Income taxes payable                                                            -                30,700
     Current maturities of capital lease obligations                         1,679,200             2,134,600
                                                                          -------------        -------------
         Total current liabilities                                           9,367,600             7,794,700
     Capital lease obligations                                               2,717,500             3,343,400
     Deferred taxes and other liabilities                                    4,509,300             4,111,500
     Liabilities subject to settlement                                      63,205,000            61,886,900
                                                                          -------------        -------------
                                                                            79,799,400            77,136,500
Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares
       authorized, none issued                                                       -                     -
     Common stock, no par value, 20,000,000 shares authorized,
       10,861,005 shares issued and outstanding
                                                                            38,269,100            38,269,100
Retained deficit                                                           (22,199,400)          (17,203,100)
                                                                          -------------        -------------
Total shareholders' equity                                                  16,069,700            21,066,000
                                                                          -------------        -------------
                                                                          $ 95,869,100         $  98,202,500
                                                                          =============        =============

                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    FOR THIRTEEN WEEKS ENDED
                                                               AUG. 3, 1996         JUL. 29, 1995
                                                               ------------          -------------

Net sales                                                      $ 45,298,200            $ 67,885,200

Cost of goods sold                                               28,701,700              43,686,600
                                                               ------------            ------------

         Gross profit                                            16,596,500              24,198,600

Selling, general and administrative expenses                     16,338,400              25,026,400
                                                               ------------            ------------

Income/(loss) from operations                                       258,100                (827,800)

Reorganization items:

         Professional fees                                        1,100,100                    --

         Interest income                                            (39,600)                   --
                                                               ------------            ------------

Net reorganization items                                          1,060,500                    --

Interest expense and other income, net                              (14,800)                816,100
                                                               ------------            ------------

         Loss before income tax benefit                            (787,600)             (1,643,900)

Income tax benefit                                                     --                  (575,400)
                                                               ------------            ------------

Net loss                                                       $   (787,600)           $ (1,068,500)
                                                               ============            ============

         Net loss per share                                    $      (0.07)           $      (0.10)
                                                               ============            ============

Weighted average shares outstanding                              10,861,005              10,842,689


                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    FOR TWENTY-SIX WEEKS ENDED
                                                              AUG. 3, 1996             JUL. 29, 1995
                                                              ------------             -------------

Net sales                                                     $  91,695,600            $ 125,609,900

Cost of goods sold                                               61,881,500               81,107,100
                                                              -------------            -------------

Gross profit                                                     29,814,100               44,502,800


Selling, general and administrative expenses                     32,436,400               44,533,500
                                                              -------------            -------------

Loss from operations                                             (2,622,300)                 (30,700)

Reorganization items:

         Professional fees                                        2,426,200                     --

         Interest income                                            (80,000)                    --
                                                              -------------            -------------

Net reorganization items                                          2,346,200                     --

Interest expense and other income, net                               27,800                1,345,800
                                                              -------------            -------------

         Loss before income tax benefit                          (4,996,300)              (1,376,500)

Income tax benefit                                                     --                   (481,800)
                                                              -------------            -------------
Net loss                                                      $  (4,996,300)           $    (894,700)
                                                              =============            =============

         Net loss per share                                   $       (0.46)           $       (0.08)
                                                              =============            =============

Weighted average shares outstanding                              10,861,005               10,836,664


                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            FOR TWENTY-SIX WEEKS
                                                                                     ENDED
                                                                         AUG. 3, 1996   JUL. 29, 1995
                                                                         ------------   -------------
Operating activities
         Net loss                                                       $ (4,996,300)   $   (894,700)
         Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                  Depreciation and amortization                            2,592,900       2,340,400
                  Deferred taxes and other                                   397,800         974,700
       Changes in operating assets and liabilities:
             Increase in receivables                                         120,600         288,600
             Decrease in inventory                                         4,393,800       2,605,000
             Increase in prepaid expenses and other current assets        (2,030,000)     (2,591,600)
             Decrease in rental deposits and other non current assets        989,200         522,400
             Increase (decrease) in payables, accrued expenses and
               liabilities subject to settlement                           3,346,400      (5,063,500)
                                                                        ------------    ------------
       Total adjustments                                                   9,810,700        (924,000)
                                                                        ------------    ------------

Net cash provided by (used in) operating activities                        4,814,400      (1,818,700)

Cash flow used in investing activities:
       Capital expenditures                                                 (499,500)     (9,780,600)
       Shareholder loans                                                        --           (12,200)
                                                                        ------------    ------------
Net cash used in investing activities                                       (499,500)     (9,792,800)

Cash flow used in financing activities:
       Borrowings under pre-petition revolving credit facility                  --        88,916,000
       Subordinated loan from majority shareholder                              --         5,000,000
       Repayment of pre-petition debt                                           --       (82,351,200)
       Repayment of capital leases                                        (1,081,300)     (1,041,400)
       Proceeds from exercise of stock options                                  --           118,500
                                                                        ------------    ------------
Net cash (used in) provided by financing activities                       (1,081,300)     10,641,900

Net increase (decrease) in cash and cash equivalents                       3,233,600        (969,600)
Cash and cash equivalents at beginning of period                           1,385,400       1,092,100
                                                                        ------------    ------------
Cash and cash equivalents at end of period                              $  4,619,000    $    122,500
                                                                        ============    ============

                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Chapter 11 Proceedings

     On February 2, 1996 Today's Man, Inc. ("the Company") and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under federal bankruptcy law are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the accompanying Consolidated Balance Sheet as "liabilities subject to settlement." Additional claims have arisen subsequent to the filing of the Chapter 11 petitions from further rejection of certain executory contracts and unexpired leases and from the determination by the Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts. The Court established September 3, 1996 (the "Bar Date") as the deadline for filing proofs of claim in the Chapter 11 proceedings. Subject to a final reconciliation between the scheduled claims listed on the Company's Bankruptcy petitions and the filed claims, the Company does not anticipate any substantial change in this amount. Claims secured against the Company's assets are also stayed, although the holders of such claims may move the Court for relief from the stay. Secured claims may be asserted against the Company's accounts receivable, intangible assets and certain fixed assets. One subsidiary was not included in the Chapter 11 filings. The results of its operations and financial position are not material to the consolidated financial statements.

     On March 11, 1996 by order of the Bankruptcy Court, the Company received final approval for a $20 million Debtor-In-Possession Revolving Credit Facility (the "DIP Facility") with the CIT Group/Business Credit, Inc. The DIP Facility permits borrowings of up to $20 million, including a letter of credit sublimit of $15.0 million, through the earlier of February 13, 1998 or the date of substantial consummation of a plan of reorganization. Borrowings under the DIP Facility will be subject to availability under a borrowing base formula. Interest is payable monthly at the prime rate plus 0.5%. The Company had no borrowings under this DIP Facility during the six months ended August 3, 1996. Loans under the DIP Facility will have a superpriority administrative expense claims status under the Bankruptcy Code, subject to certain exceptions.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 proceedings, and circumstances relating to this event, including the Company's debt structure, its recent operating losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As a result of the reorganization proceedings, the Company may settle or otherwise dispose of assets and liquidate or settle liabilities for amounts different from those reflected in the consolidated financial statements

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


     Further, a plan of reorganization, as finally approved by the Bankruptcy Court, could materially change the currently recorded amounts. These financial statements do not reflect further adjustments to the carrying value of assets and the amounts and classifications of liabilities or shareholders' equity that might be necessary as a consequence of these bankruptcy proceedings. Events completed in relation to the Company's ongoing operational restructuring include the closing of ten underperforming locations and its outlet center and reductions in store operating expenses and corporate overhead. Additional components of the operational restructuring include ongoing evaluation of store operations, review of both corporate and store expenses and a refocusing of the Company's merchandising and marketing strategies.

     Since the commencement of the Chapter 11 filing, the Company has had the exclusive right to file a plan of reorganization. The period of exclusivity granted to the Company has been extended and is now scheduled to expire on December 2, 1996. It is expected that the Company will seek and receive a further extension of the period of exclusivity if it is not able to file a plan of reorganization by December 2, 1996, all within the discretion of the Bankruptcy Court which also could elect not to extend such period of exclusivity.


2.   Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's sales and the Chapter 11 filing, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending February 1, 1997. For further information, refer to the financial statements and footnotes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.


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

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


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

     There are no additional taxes paid in prior years which are available for refund. As such, the remaining net operating loss carryforward of approximately $19,000,000 and AMT credit carryforward of $394,000 are available to offset future tax liabilities, subject to any applicable limitations under Internal Revenue Code section 382. The tax benefits of these carryforwards have been fully offset by a valuation allowance due to the uncertainty of realizing their benefits.


6.   Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. The calculation of net loss per common share does not include share equivalents in determining the weighted average shares outstanding as the result would be antidilutive.


7.   Reclassification

     Certain amounts in the July 29, 1995 consolidated financial statements have been reclassified to conform with the current period presentation.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


8.   Investment Considerations

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

     The following table sets forth, as a percentage of net sales, certain items appearing in the statements of operations for the thirteen and twenty-six week periods ended August 3, 1996 and July 29, 1995, respectively.


                                                                          PERCENTAGE OF NET SALES
                                                               THIRTEEN WEEKS             TWENTY-SIX WEEKS
                                                                   ENDED                        ENDED
                                                           AUG. 3,      JUL. 29,         AUG. 3,        JUL. 29,
                                                             1996         1995            1996            1995
                                                         --------------------------  --------------------------------
Net sales                                                    100.0%       100.0%         100.0%         100.0%
Cost of goods sold                                            63.4         64.4           67.5           64.6
                                                         --------------------------  --------------------------------
  Gross profit                                                36.6         35.6           32.5           35.4
Selling, general and administrative expenses                  36.1         36.8           35.4           35.4
                                                         --------------------------  --------------------------------
Income (loss) from operations                                  0.5         (1.2)          (2.9)           -
Reorganization items                                           2.3          -              2.6            -
Interest expense and other income, net                         -            1.2            -              1.1
                                                         --------------------------  --------------------------------
Loss before income tax benefit                                (1.8)        (2.4)          (5.4)          (1.1)
Income tax benefit                                             -           (0.8)           -             (0.4)
                                                         --------------------------  --------------------------------
Net loss                                                      (1.8)%       (1.6)%         (5.4)%         (0.7)%
                                                         ==========================  ================================

                                       9

THIRTEEN WEEKS ENDED AUGUST 3, 1996 AND JULY 29, 1995:

NET SALES. Net sales decreased $22,587,000 or 33.3% in the second quarter of fiscal 1996 compared to the year ago period. Comparative store sales decreased 20.2% for the quarter. The decline in sales was attributable to fewer stores in operation, a decrease in promotional activities and a difficult retail environment. There were 25 superstores in operation at August 3, 1996, compared to 33 superstores at July 29, 1995.


GROSS PROFIT. Gross profit as a percentage of net sales increased to 36.6% for the second quarter of fiscal 1996 from 35.6% in the year ago period. The increase in gross profit was attributable to fewer markdowns taken in the second quarter of 1996 as compared to 1995 in reflection of the highly promotional environment in 1995, as well as from a change in the interim inventory reporting practice employed by the Company as more fully described in Note 4 to the Financial Statements.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $8,688,000 or 34.7% in the second quarter of fiscal 1996, and decreased as a percentage of sales to 36.1% from 36.8% in the second quarter of fiscal 1995. The dollar decrease was the result of the cost savings obtained by operating eleven fewer locations. Store payroll, occupancy and advertising costs decreased by $7,018,500 or 41.8% in the second quarter of fiscal 1996, and represented 21.8% of sales compared with 24.7% of sales for the year ago period.


INTEREST EXPENSE, INTEREST INCOME AND OTHER EXPENSE, NET. Interest expense, interest income and other expense, net, decreased by $830,900 from the second quarter of fiscal 1995. This decrease is a result of the stay imposed pursuant to the Chapter 11 filing which precludes the payment of principal and interest on pre-petition obligations during the reorganization period.


REORGANIZATION ITEMS. Reorganization items consists primarily of legal and accounting fees incurred by the Company and the official Creditors' Committee appointed by the U.S. Trustee to represent the interest of the unsecured creditors in the bankruptcy proceedings. Additionally, the Company has instituted, with the approval of the Bankruptcy Court and the Creditor's Committee, a Retention Bonus Plan (the "Retention Plan") to provide meaningful incentive compensation to designated employees to continue their employment with the Company during the first 18 months of the Company's bankruptcy proceeding. The first installment of $202,500 was paid during the quarter ended August 3, 1996.

TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 AND JULY 29, 1995:

NET SALES. Net sales decreased $33,914,300 or 27.0% in the first half of fiscal 1996 compared to the year ago period. Comparative store sales decreased 17.7% for the first half of fiscal 1996. The decline in sales was attributable to the closing of ten underperforming locations in the greater Chicago, New York, Washington, D.C. markets and the Florida outlet location, a difficult retail environment and merchandise disruptions caused by the Chapter 11 proceedings. There were 25 superstores in operation at August 3, 1996, compared to 33 superstores at July 29, 1995.


GROSS PROFIT. Gross profit as a percentage of net sales decreased to 32.5% for the first half of fiscal 1996 from 35.4% in the year ago period. The decrease in gross profit was attributable to markdowns taken in the first quarter of fiscal 1996 to clear inventory from the closed locations, as well as from a change in the interim inventory reporting practice employed by the Company as more fully described in Note 4 to the Financial Statements.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $12,097,100 or 27.2% in the first half of fiscal 1996, and represented 35.4% of sales in both periods, respectively. The dollar decrease was the result of the cost savings obtained by closing eleven locations. Store payroll, occupancy and advertising costs decreased by $11,547,700 or 37.2% in the first half of fiscal 1996, and represented 21.3% of sales compared with 24.7% of sales for the year ago period.


INTEREST EXPENSE, INTEREST INCOME AND OTHER EXPENSE, NET. Interest expense, interest income and other expense, net, decreased by $1,318,000 from the first half of fiscal 1995. This decrease is a result of the stay imposed pursuant to the Chapter 11 filing which precludes the payment of principal and interest on pre-petition obligations during the reorganization period.


REORGANIZATION ITEMS. Reorganization items consist primarily of legal and accounting fees incurred by the Company and the official Creditors' Committee appointed by the U.S. Trustee to represent the interest of the unsecured creditors in the bankruptcy proceedings. Also included in this amount is $202,500 representing the first installment payment under the Retention Plan.


LIQUIDITY AND CAPITAL RESOURCES

Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date of February 2, 1996. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court. Additional claims may arise subsequent to the filing of the Chapter 11 petitions resulting from further rejection of certain executory contracts and unexpired leases and from the determination by the Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization

Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except for payments for property and equipment under lease, principal and interest payments on prepetition debt have not been made since the filing date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. There is no assurance at this time that a plan of reorganization will be proposed by the Company or if a proposed plan will be approved or confirmed by the Bankruptcy Court.

The Company's primary sources of working capital are cash flow from operations and borrowings under its DIP Facility. At August 3, 1996, the Company had working capital of $43,960,100 as compared with $44,783,800 at February 3, 1996. This decrease in working capital was due to a decrease in inventory levels commensurate with the closing of ten underperforming stores and one outlet store in the first quarter of 1996.

On March 11, 1996 by order of the Bankruptcy Court, the Company received final approval for a $20 million Debtor-In-Possession Revolving Credit Facility (the "DIP Facility") with the CIT Group/Business Credit, Inc. The DIP Facility permits borrowings of up to $20 million, including a letter of credit sublimit of $15 million, through the earlier of February 13, 1998 or the date of substantial consummation of a plan of reorganization. Borrowings under the DIP Facility will be subject to availability under a borrowing base formula. Interest is payable monthly at the bank's prime rate plus 0.5%. The Company had no borrowings under this DIP Facility during the six months ended August 3, 1996. Loans under the DIP Facility will have a super priority administrative expense claims status under the Bankruptcy Code, subject to certain exceptions.

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

The Company believes that the sources of capital described above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 1996; however as a result of the Company's Chapter 11 proceedings and the other events described above, no assurance can be given with respect to the Company's liquidity. The Company, in cooperation with the Creditor's Committee, has agreed to use its best efforts to attract third parties who may be interested in financially assisting it in a plan of reorganization. Upon emergence from the Chapter 11 proceedings, the Company will need to replace the DIP Facility with a suitable financing structure to meet its plan of reorganization.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 2, 1996 Today's Man, Inc. ("the Company") and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. See Item 1. "Business - Chapter 11 Proceedings."

The U.S. Bankruptcy Court has entered an order fixing September 3, 1996 as the bar date for filing proofs of claim in the Chapter 11 cases and approving the procedure, form and manner of the notice of the bar date.

Item 2.  Changes in Securities

None - not applicable

Item 3.  Defaults Upon Senior Securities

None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of Today's Man, Inc. was held on June 12, 1996. At the Annual Meeting, the Shareholders elected a class of directors for a term of three years.


Vote
                  Name               For                Withhold Authority

             Larry Feld            10,602,141                 258,864
             Verna K. Gibson       10,602,141                 258,864

Item 5.  Other Information

None - not applicable

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         None - not applicable

         Reports on Form 8-K

         None - not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TODAY'S MAN, INC.
     (Registrant)


Date:  September 16, 1996            _________________________________
                                     David Feld
                                     Chairman of the Board and
                                     Chief Executive Officer



Date:  September 16, 1996            _________________________________
                                     Frank E. Johnson
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     Principal Financial Officer


Date:  September 16, 1996            _________________________________
                                     Barry S. Pine
                                     Controller
                                     Principal Accounting Officer