Form 10-Q
period 1996-11-02
TODAYS MAN INC
filed 1996-12-16
CIK 885546

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended         November 2, 1996
                               ------------------------------------------------
                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                       to
                              ----------------------   -------------------------

        ------------------------------------------------------------------------

                           Commission File No. 0-20234
                                               -------

                                Today's Man, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Pennsylvania                             23-1743137
--------------------------------------------------------------------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

    835 Lancer Drive, Moorestown, NJ                     08057
--------------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number                  609-235-5656
                              --------------------------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                      YES    X      NO
                          ------      ------

10,861,005 common shares were outstanding as of December 14, 1996.

                                TODAY'S MAN INC.
                                ----------------

                                      INDEX
                                      -----

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION:

  Item 1. Condensed Financial Statements - Unaudited

  Consolidated Balance Sheets
          November 2, 1996 and February 3, 1996............................1

  Consolidated Statements of Operations
          Thirteen weeks ended November 2, 1996 and October 28, 1995.......2

  Consolidated Statements of Operations
          Thirty-nine weeks ended November 2, 1996 and October 28, 1995....3

  Consolidated Statements of Cash Flows
          Thirty-nine weeks ended November 2, 1996 and October 28, 1995....4

          Notes to Consolidated Financial Statements......................5-8

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................9-12


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...............................................13

  Item 2. Changes in Securities...........................................13

  Item 3. Defaults Upon Senior Securities.................................13

  Item 4. Submission of Matters to a Vote of Security Holders.............13

  Item 5. Other Information...............................................13

  Item 6. Exhibits and Reports on Form 8-K................................13

    Signatures............................................................14

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                           CONSOLIDATED BALANCE SHEETS



                                                                           NOV. 2, 1996                 FEB. 3, 1996
                                                                          -------------                 ------------
                                                                           (Unaudited)
         ASSETS
Current assets:
     Cash and cash equivalents                                            $       8,315,700              $  1,385,400
     Due from credit card companies and other receivables                         2,232,300                 2,973,600
     Refundable income taxes                                                             --                 6,016,000
     Inventory                                                                   35,148,600                35,465,800
     Prepaid expenses and other current assets                                    3,614,500                 2,413,200
     Prepaid inventory purchases                                                  4,199,400                 4,324,500
                                                                          --------------------       -------------------
         Total current assets                                                    53,510,500                52,578,500

     Property and equipment, less accumulated
depreciation and amortization                                                    33,065,400                35,530,500
     Loans to shareholders                                                          228,400                   228,400
     Rental deposits and other noncurrent assets                                  8,549,200                 9,865,100
                                                                          ====================       ===================
                                                                          $      95,353,500              $ 98,202,500
                                                                          ====================       ===================

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                               $       2,940,900             $   2,543,700
     Accrued expenses and other current liabilities                               5,837,600                 3,085,700
     Income taxes payable                                                                --                    30,700
     Current maturities of capital lease obligations                              1,679,200                 2,134,600
                                                                          --------------------       -------------------
         Total current liabilities                                               10,457,700                 7,794,700

     Capital lease obligations                                                    2,032,400                 3,343,400
     Deferred credits                                                             4,707,700                 4,111,500
     Liabilities subject to settlement                                           62,836,100                61,886,900
                                                                          --------------------       -------------------
                                                                                 80,033,900                77,136,500
Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares
       authorized, none issued                                                           --                        --
     Common stock, no par value, 20,000,000 shares
       authorized, 10,861,005 shares issued and
       outstanding                                                               38,269,100                38,269,100
Accumulated deficit                                                             (22,949,500)              (17,203,100)
                                                                          --------------------       -------------------
Total shareholders' equity                                                       15,319,600                21,066,000
                                                                          ====================       ===================
                                                                          $      95,353,500              $ 98,202,500
                                                                          ====================       ===================

                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                    FOR THIRTEEN WEEKS ENDED
                                                                              NOV. 2, 1996              OCT. 28, 1995
                                                                             -------------              -------------
Net sales                                                                 $      44,616,800           $    54,898,300

Cost of goods sold                                                               28,964,100                37,685,400
                                                                          --------------------       --------------------

         Gross profit                                                            15,652,700                17,212,900

Selling, general and administrative expenses                                     15,641,700                22,399,000
                                                                          --------------------       --------------------

Income/(loss) from operations                                                        11,000                (5,186,100)

Reorganization items:

         Professional fees and other                                                796,400                        --

         Interest income                                                            (41,600)                       --
                                                                          --------------------       --------------------

Net reorganization items                                                            754,800                        --

Interest expense and other income, net                                                6,300                 1,119,000
                                                                          --------------------       --------------------

         Loss before income tax benefit                                            (750,100)               (6,305,100)

Income tax benefit                                                                       --                (2,206,800)
                                                                          --------------------       --------------------


Net loss                                                                   $       (750,100)          $    (4,098,300)
                                                                          ====================       ====================

         Net loss per share                                                $          (0.07)          $         (0.38)
                                                                          ====================       ====================

Weighted average shares outstanding                                              10,861,005                10,853,552

                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                    FOR THIRTY-NINE WEEKS ENDED
                                                                                NOV. 2, 1996          OCT. 28, 1995
                                                                                ------------          -------------
Net sales                                                                  $     136,312,400          $     180,508,200

Cost of goods sold                                                                90,845,600                118,792,500
                                                                          --------------------       --------------------

Gross profit                                                                      45,466,800                 61,715,700

Selling, general and administrative expenses                                      48,078,100                 66,932,500
                                                                          --------------------       --------------------

Loss from operations                                                              (2,611,300)                (5,216,800)

Reorganization items:

         Professional fees and other                                               3,222,600                         --

         Interest income                                                            (121,600)                        --
                                                                          --------------------       --------------------

Net reorganization items                                                           3,101,000                         --

Interest expense and other income, net                                                34,100                  2,464,800
                                                                          --------------------       --------------------

         Loss before income tax benefit                                           (5,746,400)                (7,681,600)

Income tax benefit                                                                        --                 (2,688,600)
                                                                          --------------------       --------------------

Net loss                                                                   $      (5,746,400)         $      (4,993,000)
                                                                          ====================       ====================

         Net loss per share                                                   $        (0.53)         $           (0.46)
                                                                          ====================       ====================

Weighted average shares outstanding                                               10,861,005                 10,836,664

                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          FOR THIRTY-NINE WEEKS ENDED
                                                                                      NOV. 2, 1996           OCT. 28, 1995
                                                                                      ------------           -------------
Operating activities
         Net loss                                                                   $     (5,746,400)       $     (4,993,000)
         Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
                  Depreciation and amortization                                            3,792,900               3,731,400
                  Deferred credits                                                           596,200               1,512,200
       Changes in operating assets and liabilities:
             Decrease in receivables                                                         741,300                 507,300
                Decrease in refundable income taxes                                        6,016,000                      --
             Decrease (increase) in inventory                                                317,200              (5,819,800)
             Increase in prepaid expenses and other current assets                        (1,076,200)             (9,023,000)
             Decrease in rental deposits and other non current assets                      1,315,900               1,201,600
             Increase (decrease) in payables, accrued expenses and
                liabilities subject to settlement                                          4,067,600              (7,729,300)
                                                                                   -------------------     -------------------
       Total adjustments                                                                  15,770,900             (15,619,600)
                                                                                   -------------------     -------------------

Net cash provided by (used in) operating activities                                       10,024,500             (20,612,600)

Cash flow used in investing activities:
       Capital expenditures                                                               (1,327,800)            (11,584,600)
       Shareholder loans                                                                          --                 357,200
                                                                                   -------------------     -------------------
Net cash used in investing activities                                                     (1,327,800)            (11,227,400)

Cash flow used in financing activities:
       Borrowings under pre-petition revolving credit facility                                    --             125,716,000
       Subordinated loan from majority shareholder                                                --               5,000,000
       Repayment of pre-petition debt                                                             --             (98,501,700)
       Repayment of capital leases                                                        (1,766,400)             (1,539,100)
       Proceeds from exercise of stock options                                                    --                 170,900
                                                                                   -------------------     -------------------
Net cash (used in) provided by financing activities                                       (1,766,400)             30,846,100

Net increase (decrease) in cash and cash equivalents                                       6,930,300                (993,900)
Cash and cash equivalents at beginning of period                                           1,385,400               1,092,100
                                                                                   -------------------     -------------------
Cash and cash equivalents at end of period                                          $      8,315,700       $          98,200
                                                                                   ===================     ===================

                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     On March 11, 1996 by order of the Bankruptcy Court, the Company received final approval for a $20 million Debtor-In-Possession Revolving Credit Facility (the "DIP Facility") with the CIT Group/Business Credit, Inc. The DIP Facility permits borrowings of up to $20 million, including a letter of credit sublimit of $15.0 million, through the earlier of February 13, 1998 or the date of substantial consummation of a plan of reorganization. Borrowings under the DIP Facility will be subject to availability under a borrowing base formula. Interest is payable monthly at the prime rate plus 0.5%. The Company had no borrowings under this DIP Facility during the nine months ended November 2, 1996. Loans under the DIP Facility will have a superpriority administrative expense claims status under the Bankruptcy Code, subject to certain exceptions.

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

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

     Since the commencement of the Chapter 11 filing, the Company has had the exclusive right to file a plan of reorganization. The period of exclusivity granted to the Company has been extended and is now scheduled to expire on January 31, 1997. It is expected that the Company will seek and receive a further extension of the period of exclusivity if it is not able to file a plan of reorganization by January 31, 1997, all within the discretion of the Bankruptcy Court which also could elect not to extend such period of exclusivity.


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


3.   Segregated Cash

     The Company, in connection with the November 1995 Amendment and Restatement of its Credit Agreement (the "Amended and Restated Credit Agreement"), granted the bank lenders a security interest in certain non-inventory assets. Included in cash and cash equivalents is approximately $1.0 million representing the proceeds from receivables related to pre-petition credit card sales which has been segregated from the Company's operating assets and held in a separate account for the potential benefit of the bank lenders if it is ultimately determined that they have valid liens.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     The Company's fiscal 1995 loss was carried back and generated a refund of previously paid taxes of approximately $5,900,000. The bank lenders have, under the terms of the Amended and Restated Credit Agreement, asserted a lien on the amounts of such refunds. While the Company believes this assertion is without merit, if the lenders' assertion was deemed successful any proceeds from such refund would be applied as a reduction of the Company's pre-petition liability to the lender. The proceeds from the tax refund and the pre-petition credit card sales are being held in a separate operating account until the ultimate ownership is determined.

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

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

                                   (Unaudited)


7.   Reclassification

     Certain amounts in the October 28, 1995 consolidated financial statements have been reclassified to conform with the current period presentation.


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

RESULTS OF OPERATIONS:
----------------------

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

     The following table sets forth, as a percentage of net sales, certain items appearing in the statements of operations for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995, respectively.


                                                                            PERCENTAGE OF NET SALES
                                                                THIRTEEN WEEKS              THIRTY-NINE WEEKS
                                                                   ENDED                           ENDED
                                                           NOV. 2,      OCT. 28,         NOV. 2,        OCT. 28,
                                                             1996         1995            1996            1995
                                                         --------------------------  --------------------------------
Net sales                                                    100.0%       100.0%         100.0%         100.0%
Cost of goods sold                                            64.9         68.6           66.6           65.8
                                                         --------------------------  --------------------------------
  Gross profit                                                35.1         31.4           33.4           34.2
Selling, general and administrative expenses                  35.1         40.8           35.3           37.1
                                                         --------------------------  --------------------------------
Income (loss) from operations                                  -           (9.4)          (1.9)          (2.9)
Reorganization items                                           1.8          -              2.4            -
Interest expense and other income, net                         -           (2.1)           -             (1.4)
                                                         --------------------------  --------------------------------
Loss before income tax benefit                                (1.8)       (11.5)          (4.3)          (4.3)
Income tax benefit                                             -           (4.0)           -             (1.5)
                                                         ==========================  ================================
Net loss                                                      (1.8)%       (7.5)%         (4.3)%         (2.8)%
                                                         ==========================  ================================

THIRTEEN WEEKS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995:
-----------------------------------------------------------

NET SALES. Net sales decreased $10,281,500 or 18.7% in the third quarter of fiscal 1996 compared to the year ago period. Comparative store sales increased 0.5% due primarily to better in stock positions throughout the quarter. The decline in sales was attributable to fewer stores in operation and a decrease in promotional activities. There were 25 superstores in operation at November 2, 1996, compared to 35 superstores and one outlet center at October 28, 1995.


GROSS PROFIT. Gross profit as a percentage of net sales increased to 35.1% for the third quarter of fiscal 1996 from 31.4% in the year ago period. The increase in gross profit was attributable to lower costs of goods in the third quarter of 1996 as compared to 1995, as well as from a change in the interim inventory reporting practice employed by the Company as more fully described in Note 4 to the Consolidated Financial Statements.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $6,757,300 or 30.2% in the third quarter of fiscal 1996, and decreased as a percentage of sales to 35.1% from 40.8% in the third quarter of fiscal 1995. The decrease was the result of the cost savings obtained by operating eleven fewer locations. Store payroll, occupancy and advertising costs decreased by $5,268,100 or 36.3% in the third quarter of fiscal 1996, and represented 20.7% of sales compared with 26.4% of sales for the year ago period.


INTEREST EXPENSE, INTEREST INCOME AND OTHER EXPENSE, NET. Interest expense, interest income and other expense, net, decreased by $1,154,300 from the third quarter of fiscal 1995. The Company has not accrued interest on its pre-petition debt due to the stay imposed pursuant to the Chapter 11 filing which precludes the payment of principal and interest on pre-petition obligations during the reorganization period.


REORGANIZATION ITEMS. Reorganization items consist primarily of legal and accounting fees incurred by the Company and the official Creditors' Committee appointed by the U.S. Trustee to represent the interest of the unsecured creditors in the bankruptcy proceedings. Additionally, the Company has instituted, with the approval of the Bankruptcy Court and the Creditor's Committee, a Retention Bonus Plan (the "Retention Plan") to provide meaningful incentive compensation to designated employees to continue their employment with the Company during the first 18 months of the Company's bankruptcy proceeding. The charge for the Retention Plan was approximately $135,000 for the third quarter.

THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995:
--------------------------------------------------------------

NET SALES. Net sales decreased $44,195,800 or 24.5% in the first nine months of fiscal 1996 compared to the year ago period. Comparative store sales decreased 12.1% for the first nine months of fiscal 1996. The decline in sales was attributable to the closing of ten underperforming locations in the greater Chicago, New York, Washington, D.C. markets and the Florida outlet location, a difficult retail environment, a decrease in promotional activities and merchandise disruptions caused by the Chapter 11 proceedings. There were 25 superstores in operation at November 2, 1996, compared to 35 superstores and one outlet center at October 28, 1995.


GROSS PROFIT. Gross profit as a percentage of net sales decreased to 33.4% for the first nine months of fiscal 1996 from 34.2% in the year ago period. The decrease in gross profit was attributable to markdowns taken in the first quarter of fiscal 1996 to clear inventory from the closed locations, as well as from a change in the interim inventory reporting practice employed by the Company as more fully described in Note 4 to the Consolidated Financial Statements.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $18,854,400 or 28.2% in the first nine months of fiscal 1996, and represented 35.3% and 37.1% of sales in each period, respectively. The decrease was the result of the cost savings obtained by operating eleven fewer locations. Store payroll, occupancy and advertising costs decreased by $16,815,800 or 36.9% in the first nine months of fiscal 1996, and represented 21.1% of sales compared with 25.2% of sales for the year ago period.


INTEREST EXPENSE, INTEREST INCOME AND OTHER EXPENSE, NET. Interest expense, interest income and other expense, net, decreased by $2,552,300 from the first nine monthhs of fiscal 1995. This decrease is a result of the stay imposed pursuant to the Chapter 11 filing which precludes the payment of principal and interest on pre-petition obligations during the reorganization period.


REORGANIZATION ITEMS. Reorganization items consist primarily of legal and accounting fees incurred by the Company and the official Creditors' Committee appointed by the U.S. Trustee to represent the interest of the unsecured creditors in the bankruptcy proceedings. Also included in this amount is $405,000 representing the charge for the Retention Plan.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date of February 2, 1996. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court. Additional claims may arise subsequent to the filing of the Chapter 11 petitions resulting from further rejection of certain executory contracts and unexpired leases and from the determination by the Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization

--------------------------------------------

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

The Company's primary sources of working capital are cash flow from operations and borrowings under its DIP Facility. At November 2, 1996, the Company had working capital of $43,052,800 as compared with $44,783,800 at February 3, 1996. This decrease in working capital was due to a decrease in inventory and receivable levels commensurate with the closing of ten underperforming stores and one outlet store in the first quarter of 1996.

On March 11, 1996 by order of the Bankruptcy Court, the Company received final approval for a $20 million Debtor-In-Possession Revolving Credit Facility (the "DIP Facility") with the CIT Group/Business Credit, Inc. The DIP Facility permits borrowings of up to $20 million, including a letter of credit sublimit of $15 million, through the earlier of February 13, 1998 or the date of substantial consummation of a plan of reorganization. Borrowings under the DIP Facility will be subject to availability under a borrowing base formula. Interest is payable monthly at the bank's prime rate plus 0.5%. The Company had no borrowings under this DIP Facility during the nine months ended November 2, 1996. Loans under the DIP Facility will have a super priority administrative expense claims status under the Bankruptcy Code, subject to certain exceptions.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

On February 2, 1996 Today's Man, Inc. ("the Company") and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. See Item 1. "Business - Chapter 11 Proceedings."

Item 2. Changes in Securities
         ---------------------
None -  not applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

None -  not applicable

Item 4. Submission of Matters to a Vote of Shareholders
        -----------------------------------------------

None -  not applicable

Item 5. Other Information
        -----------------

None -  not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        Exhibits

        None - not applicable

        Reports on Form 8-K

        None - not applicable

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TODAY'S MAN, INC.
  (Registrant)


Date:         December 16, 1996            -------------------------------------
                                           David Feld
                                           Chairman of the Board and
                                           Chief Executive Officer



Date:         December 16, 1996            -------------------------------------
                                           Frank E. Johnson
                                           Vice President, Chief Financial
                                           Officer and Treasurer
                                           Principal Financial Officer



Date:         December 16, 1996            -------------------------------------
                                            Barry S. Pine
                                            Controller
                                            Principal Accounting Officer