Form 10-K
period 1997-02-01
TODAYS MAN INC
filed 1997-05-02
CIK 885546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the Fiscal Year Ended February 1, 1997
                                       or
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________________ to ____________________

                           Commission File No. 0-20234

                                TODAY'S MAN, INC.
             (Exact Name of Registrant as Specified in its Charter)


         Pennsylvania                                     23-1743137
         ------------                                     ----------
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
  Incorporation or Organization)

          835 Lancer Drive
       Moorestown, New Jersey                          08057
       ----------------------                          -----
(Address of principal executive offices)             (Zip Code)

        Registrant's Telephone Number, Including Area Code (609) 235-5656 Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, no par value                     10,861,005
--------------------------                     ----------
(Title of Class)              Number of Shares Outstanding as of April 28, 1997)

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $12,775,920 (1)

         Documents incorporated by reference are listed in the Exhibit Index.
------------------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $2.75, the last reported sale price for the Company's Common Stock on April 28, 1997. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
                                            PART I

Item 1.           Business                                                                            1

Item 2.           Properties                                                                          7

Item 3.           Legal Proceedings                                                                   8

Item 4.           Submission of Matters to a Vote of Security Holders                                 8

Item 4.1          Certain Executive Officers of the Registrant                                        8

                                            PART II

Item 5.           Market for Registrant's Common Stock and Related Shareholder
                  Matters                                                                             9

Item 6.           Selected Financial Data                                                            10

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                              11

Item 8.           Financial Statements and Supplementary Data                                        15

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                               15

                                            PART III

Item 10.          Directors and Executive Officers of the Registrant                                 16

Item 11.          Executive Compensation                                                             17

Item 12.          Security Ownership of Certain Beneficial Owners and Management                     21

Item 13.          Certain Relationships and Related Transactions                                     22

                                            PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 23-25

                  Signatures                                                                         26

                  Index to Consolidated Financial Statements                                        F-1

                                                  --------------

         As used in this Report on Form 10-K, "fiscal 1987," "fiscal 1988," "fiscal 1989," "fiscal 1990," "fiscal 1991," "fiscal 1992," "fiscal 1993,"
"fiscal 1994," "fiscal 1995," "fiscal 1996" and "fiscal 1997" refer to the Company's fiscal years ended or ending January 30, 1988, January 28, 1989, February 3, 1990, February 2, 1991, February 1, 1992, January 30, 1993, January 29, 1994, January 28, 1995, February 3, 1996, February 1, 1997 and February 2, 1998, respectively.

Today's Man(R) is a registered trademark of the Company.

                                     PART I

Item 1.  Business.

Investment Considerations

         The information contained in this Annual Report on Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed below. In addition to the other information contained in this Report on Form 10-K, the following factors should be considered carefully in evaluating an investment in the Company's common stock.

         Chapter 11 Proceedings. On February 2, 1996 Today's Man, Inc. ("the Company") and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. (See Business "Chapter 11 Proceedings.") Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under federal bankruptcy law are stayed while the Company continues business operations as a debtor-in-possession. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which generally requires the approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court. Additional claims may arise subsequent to the filing of the Chapter 11 petitions resulting from the rejection of certain executory contracts and unexpired leases, and from the determination by the Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization.

         Since the commencement of the Chapter 11 filing, the Company has had the exclusive right to file a plan of reorganization. The period of exclusivity granted to the Company is scheduled to expire on June 2, 1997. The Company has agreed that it will not seek an extension of the period of exclusivity without the prior written consent of the Creditor's Committee. Any extension is within the discretion of the Bankruptcy Court.

         Inherent in a successful plan of reorganization is a capital structure which permits the reorganized Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund current obligations. There can be no assurance at this time that a plan of reorganization will be proposed by the Company or approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. After the expiration of the exclusivity period, creditors of the Company also have the right to propose alternative plans of reorganization. Any plan of reorganization, among other things, may result in material dilution to existing shareholders, as a result of the issuance of equity to creditors or new investors, or, under certain circumstances, in the elimination of existing shareholders' equity.

         At this time, the Company cannot predict the outcome of the Chapter 11 filing, in general, or its effects on the future business of the Company or on the ultimate interests of creditors or shareholders. The Company's independent auditors have issued a report which states that substantial doubt exists about the Company's ability to continue as a going concern. See the Consolidated Financial Statements of the Company beginning on page F-1.

         Growth Strategy. The Company does not plan to open any stores in fiscal 1997. The Company's growth over the next several years depends principally on its plan of reorganization and the availability of appropriate financing for expansion.

         Small Store Base; Geographic Concentrations. The Company currently operates a chain of 25 superstores, which are located in the Greater Philadelphia, Washington, D.C., and New York markets. Due to the Company's relatively small store base, one or more unsuccessful new stores, or a decline in sales at an existing store, would have a more significant effect on the Company's results of operations than would be the case if the Company had a larger store base. In February 1996, subsequent to the Chapter 11 filing, the Company closed all seven of its superstore locations in the Greater Chicago Market and its outlet location in Sawgrass Mills, Florida. In March 1996, the Company closed its Springfield, Virginia superstore and in April 1996, the Company closed stores located in Staten Island and Manhattan, New York. Because the Company's superstores currently are located in only three markets, the effect on the Company of adverse events in any of those markets may be greater than if the Company's stores were geographically dispersed.

         Declining Unit Sales of Men's Tailored Clothing. On a national basis, unit sales of men's tailored clothing have been decling over many years. The Company believes that this decline can be attributed to men allocating a lower portion of their disposable income to tailored clothing as a result of less frequent changes in tailored clothing fashions, relaxation of dress codes by many employers and a more casual lifestyle. The Company also believes that this decline has contributed to a consolidation among retailers of men's tailored clothing. There can be no assurance that the Company will continue to be able to maintain or increase it sales volume or attain profitability as further consolidation of the industry occurs as the unit sales of men's tailored clothing continue to decline.

         Control by Majority Shareholder. Mr. David Feld owns approximately 52% of the outstanding Common Stock. Accordingly, Mr. David Feld will continue to be able to elect all of the members of the Company's board of directors and determine the outcome of all shareholder votes requiring majority approval. Mr. Feld filed a voluntary petition in the United States Bankruptcy Court for the District of New Jersey on February 2, 1996 seeking protection under Chapter 11 of the United States Bankruptcy Code. Pursuant to a settlement agreement between Mr. Feld, Alex. Brown & Sons, Incorporated ("Alex.Brown") and Jefferson Bank New Jersey ("Jefferson Bank"), Jefferson Bank purchased from Alex.Brown certain loans made to Mr. Feld and the collateral securing such loans, including a pledge of 5,000,000 shares of common stock owned by Mr. Feld, representing approximately 46% of the total outstanding Common Stock. Jefferson Bank agreed that repayment of the loan secured by the pledged shares will be due October 1999. The settlement agreement has been approved by the Bankruptcy Court, subject to the expiration of the applicable appeal period. Under the terms of this settlement agreement, Mr. Feld has granted to Alex. Brown an option to purchase 210,000 shares of Today's Man common stock currently held by Mr. Feld. In addition, Mr. Feld has pledged 310,578 shares of Common Stock to Jefferson Bank and 129,000 shares to Merrill Lynch, to secure personal loans from these lenders. The sale of all or a large block of the pledged shares by Jefferson Bank to one purchaser or a group of purchasers acting in concert would result in such purchaser or group owning a substantial block of the outstanding Common Stock of the Company and being able to significantly affect the outcome of the election of directors and of all votes which require shareholder approval. In addition, the sale of the pledged shares may constitute a change of control under Section 382 of the Internal Revenue Code of 1986, as amended and, accordingly, may adversely impact the Company's ability to fully utilize its net operating loss carryforwards. See "Note 13 to the Consolidated Financial Statements." See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

         Relationship with Suppliers; Foreign Currency Fluctuations. The Company's business is dependent upon its ability to purchase both brand-name and private label merchandise in large quantities and at attractive prices. During fiscal 1996, approximately 36% of the dollar volume of all merchandise purchased by the Company was purchased from ten vendors, and approximately 38% of the dollar volume of all merchandise was purchased from overseas vendors. Approximately 3% of the Company's 1996 purchases were made from a manufacturer owned by the Company's principal shareholder. See Item 13. "Certain Relationships and Related Transactions." The Company expects that purchases from overseas vendors as a percentage of the total dollar volume purchased will decrease in the future. While the Company believes that alternative sources of supply are available, any disruption in the Company's sources of supply could have a material adverse effect on its business. Moreover, although the Company historically has been able to hedge its exposure to fluctuations in the relationship between the dollar and various foreign exchange contracts, the Company currently is not engaging in hedging transactions and could incur additional expense in the event of currency fluctuations. See "Business--Purchasing." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Dependence on Senior Management. The success of the Company's business will continue to be dependent upon Messrs. David Feld, Wasserman, Johnson and Kellman and the other members of senior management. The Company's continued growth also will depend upon its ability to attract and retain additional skilled management personnel and store managers. See Item 4.1 "Certain Executive Officers of the Registrant" and Item 10. "Directors and Executive Officers."

         Seasonality and General Economic Conditions. The Company's business is affected by the pattern of seasonality common to most apparel retailers. Historically, the Company has generated a significant portion of its net sales and the majority of its profits during its fourth fiscal quarter, which includes the Christmas selling season, and has experienced losses or nominal earnings in its first and third fiscal quarters. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Quarterly Results." The Company's operating results may be adversely affected by unfavorable local, regional or national economic conditions, especially those affecting the Mid-Atlantic Region where the Company's 25 stores are currently located. During recessionary periods, consumers can be expected to reduce their spending on discretionary items such as menswear.

         Competition. The retail menswear business is highly competitive with respect to price, quality and style of merchandise and store location. The Company faces competition for customers and store locations from large national and regional department stores, various full-price menswear chains, a number of off-price specialty retailers as well as local department stores, catalog retailers and local menswear stores. Many of these competitors have significantly greater financial and other resources than the Company. The retailing business is affected by changes in consumer tastes, demographic trends and the type, number and location of competing stores. In the future, the Company may experience increased competition from menswear retailers attempting to imitate the Company's strategy.

         Restrictions on Cash Dividends. Since its inception as a public company in 1992, the Company has not paid any cash dividends. The Company's Chapter 11 proceedings and loan agreements prohibit the payment of cash dividends. See Item
5. "Market for the Registrant's Common Stock and Related Shareholder Matters."

Chapter 11 Proceedings

         On February 2, 1996 the Company and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 filing was the result of banking difficulties, operating losses, deterioration of vendor support, and cash flow problems. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under federal bankruptcy law are stayed while the Company continues business operations as a debtor-in-possession. Additional claims may arise subsequent to the filing of the Chapter 11 petitions resulting from the rejection of certain executory contracts and unexpired leases, and from the determination by the Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets are also stayed, although the holders of such claims may move the Court for relief from the stay. Secured claims are likely to be asserted against certain of the Company's accounts receivable, intangible assets and fixed assets.

         On March 11, 1996 by order of the Bankruptcy Court, the Company received final approval for a $20 million Debtor-In-Possession Revolving Credit Facility with the CIT Group/Business Credit, Inc. The facility permits borrowings of up to $20 million, including a letter of credit sublimit of $15 million, through the earlier of February 13, 1998 or the date of substantial consummation of a plan of reorganization. Borrowings under the facility are subject to availability under a borrowing base formula. Interest is payable monthly at the prime rate plus 0.5%. Loans under the facility will have a superpriority administrative expense claim status under the Bankruptcy Code, subject to certain exceptions. The Company has had no direct borrowings under this facility at any time since the inception of the loan.

         The Company is presently operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and intends to propose a plan of reorganization pursuant to Chapter 11. As a debtor-in-possession, the Company may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and hearing.

         Since the commencement of the Chapter 11 filing, the Company has had the exclusive right to file a plan of reorganization. The initial period of exclusivity granted to the Company has been extended and is scheduled to expire on June 2, 1997. The Company has agreed that it will not seek an extension of the period of exclusivity without the prior written consent of the Creditor's Committee. Any extension is within the discretion of the Bankruptcy Court.

General

         Today's Man, Inc. is a leading operator of menswear superstores specializing in tailored clothing, furnishings and accessories and sportswear. The Company operates a chain of 25 superstores in the Greater Philadelphia, Washington, D.C. and New York markets. The Company seeks to be the leading menswear retailer in each of its markets by providing a broad and deep assortment of moderate to better, current-season, brand-name and private label merchandise at everyday low prices which the Company believes represents the greatest value at a given price point. The Company provides these everyday low prices to its customers through economies provided by its large volumes of preplanned inventory purchases and lower initial mark-ups. The Company generated net sales of $421 per square foot of selling space in its superstores in fiscal 1996.

         The Company opened its first store in 1971 in Philadelphia and has focused since 1984 on developing and refining its superstore concept. Recognizing the success of other category-dominant retailers as well as the fragmented nature of the menswear retailing industry, the Company replaced the five smaller stores it operated in 1984 with its current 25 superstores ranging in size from approximately 18,000 to 34,000 gross square feet.

         In July 1995, the Company entered into a License Agreement with Shoe Corporation of America ("SCOA"), pursuant to which SCOA installed and operates licensed shoe departments in the Company's stores. Under the terms of the license agreement, SCOA is responsible for the operations of the department including inventory purchases, presentation, staffing and management. The Company remits, on a weekly basis, the net proceeds due to SCOA. Licensed shoe departments were introduced in certain superstores in 1995. During 1996, the Company completed the introduction of shoe departments in the remaining locations. The initial term of the license agreement expires January 30, 1999. The Company recorded sales of $8,789,000 and $1,261,900 from licensed shoe department sales for fiscal 1996 and 1995, respectively.

         In the first quarter of 1996, the Company closed a total of ten underperforming superstores in the Greater Chicago, New York and Washington, D.C. Markets and its outlet store in Sawgrass Mills, Florida. The Company's primary focus will be to develop and execute an acceptable plan of reorganization and to emerge from Bankruptcy.

         In November 1996, the Company hired Gary Kellman to be Executive Vice President of Merchandising. In August 1996, the Company hired Burt Chapman as Vice President of Marketing.

         The Company was incorporated in Pennsylvania in 1971 as Feld & Sons, Inc. and changed its name to Today's Man, Inc. in March 1992. The Company's executive and administrative offices are located at 835 Lancer Drive, Moorestown West Corporate Center, Moorestown, New Jersey 08057 and its telephone number is
(609) 235-5656.

Merchandising

         Today's Man seeks to offer a larger selection and variety of menswear, in terms of styles, sizes and price points, than its competitors. The Company's merchandise assortment consists principally of tailored clothing (suits, sportcoats, slacks, formal wear and outerwear), furnishings and accessories (dress shirts, ties, belts, suspenders, underwear, socks, scarves and gloves) sportswear (casual pants, sportshirts, sweaters and jackets) and shoes. A 25,000 square foot superstore typically offers 65,000 items, including approximately 5,000 suits in American and European styles, 2,500 sportcoats, 13,000 dress shirts, 10,000 ties, 8,000 pairs of dress and casual pants and 4,000 pairs of shoes. The core of the Company's merchandise offering is nationally recognized brand-name and designer label suits at prices typically ranging from $150 to $350. In fiscal 1996, nearly 49% of the Company's net sales were tailored clothing, with approximately 47% divided between furnishings and sportswear and 4% of net sales from licensed shoe department sales.

         The Company has product offerings in most of its merchandise categories under the Company's private labels, such as "Today's Man," "Brookcraft," "Amherst and Brock," "Torriani," "Lamberti," "Arcadia Rustic Simplicity" and "Domani Uomo." Today's Man's private label programs are focused on high volume merchandise classifications and include products which can differentiate the Company from other retailers on the basis of price and quality.

Marketing and Promotion

         The Company has identified its core customers as someone who spends $500 per year on clothes men wear to work. This individual is typically between the ages of 25 and 54 with average household incomes of approximately $40,000 per year. The Company seeks to be the first choice among its target customers when they decide to shop for clothes by using advertising inserts in local newspapers, advertisements in local print and radio, and in significant selling periods, selected television advertising. The Company uses outside agencies as well as its own marketing department to prepare its advertising materials. In addition, the Company uses direct mail advertising to customers on its mailing list, including holders of Today's Man credit cards.

Today's Man Superstores

         The Company's superstores average approximately 25,000 gross square feet. Approximately three quarters of the area of each store is devoted to selling space, with the remaining portion used for tailoring, check-out, storage and administrative and employee areas. Today's Man superstores are usually located in a shopping center or freestanding building near a major shopping mall.

         The Company places great emphasis on providing an attractive, brightly lit and well-organized shopping environment. The Company's stores have similar layouts, emphasizing efficient traffic flow, separation of distinct departments, merchandise presentation and ease of merchandise selection. Use of a similar store design facilitates the operational integration of new stores into the Company's centralized merchandising, distribution, management and accounting systems. The Company attempts to arrange its merchandise to provide a logical flow from department to department and regularly monitors its product layouts in an attempt to make shopping easier and to maximize sales per square foot.

         The Company believes that a courteous and knowledgeable staff and efficient cashiers are important factors in attracting and retaining customers. The Company staffs each store with trained personnel, supported by an efficient check-out system and a full-function tailoring facility. The Company emphasizes to its employees the importance of customer service, courtesy and product knowledge through its training programs. The Company also believes that its typical customer prefers to shop without aggressive sales help and seeks assistance primarily to locate sizes or to coordinate styles and colors. Accordingly, Today's Man sales associates are paid on a salaried rather than a commission basis. Sales associates in the tailored clothing departments are also eligible to earn incentive payments based on the total performance of that department.

         Each store is managed by a store manager who is compensated by a base salary and a bonus based on the store's actual versus planned sales, shrinkage and other factors. Store managers have an average of 15 years of retail experience. Store managers report to one of three regional managers. All stores have one or more assistant managers, three to five clothing department heads (including the head of the tailoring department) and an average of 30 full-time and 14 part-time associates (including sales associates, tailors and cashiers). Most of the Company's tailored clothing associates have prior retail experience. Additional training is provided on the job by the store's assistant managers and department heads.

         Full-function tailoring facilities are located at each store and are typically staffed by one fitter, six full-time and one part-time tailors and two pressers under the supervision of the head of the tailoring department and an assistant. As part of the Today's Man efficient shopping experience, the Company seeks to provide professional alterations within one week. Because the Company views efficient and competitively priced tailoring as a means of attracting and retaining its core customers, the Company's tailoring services generally are priced at cost.

         The Company maintains an appropriate level of security in each store based on local conditions.

Purchasing

         The Company purchases most of its merchandise in large volumes through preplanned buying programs, which allow it to consistently offer a broad and deep selection of current-season, moderate to better brand-name and private label menswear at substantial savings to its customers. The Company typically does not purchase manufacturers' production overruns and does not seek return privileges or advertising and markdown allowances from its vendors.

         The Company purchased merchandise from approximately 168 domestic and overseas manufacturers and suppliers during fiscal 1996. During that year, the top ten vendors by dollar volume accounted for approximately 36% of total purchases, but no vendor accounted for more than 10% of the Company's purchases. Of the Company's purchases by dollar volume in fiscal 1996, approximately 38% were from overseas vendors, primarily in U.S. dollars. Approximately 3% of the Company's 1996 purchases were made from a manufacturer owned by the Company's principal shareholder. See Item 13. "Certain Relationships and Related Transactions." Although the Company historically has been able to hedge its exposure to fluctuations in the relationship between the dollar and various foreign currencies through forward exchange contracts, the Company currently is not engaging in hedging transactions and could incur additional expense in the event of currency fluctuations. Many of the Company's overseas purchases are financed by letters of credit. Understanding the importance of the vendors to the Company's business, management has focused on developing good relationships over the years with many of its vendors. As a result, the Company has experienced positive vendor support from its pre-petition supplier base since entering into Chapter 11. The Company has also added new key national vendors while in Chapter 11.

         The Company purchased approximately 6.2 million units of merchandise in fiscal 1996, of which approximately 33% were purchases of brand-name merchandise and the remainder were purchases of the Company's private label merchandise.

         Private label products are made by manufacturers based upon the Company's quality and size specifications, often using materials that the Company has purchased from other suppliers. The Company uses quality control inspectors to oversee the manufacture of its private label merchandise to maintain its quality standards. The Company believes that by overseeing the design of its own private label merchandise and by dealing directly with manufacturers, it is able to offer fashionable merchandise at substantial savings to its customers. The Company does not own or operate any manufacturing facilities.

Distribution

         The Company's distribution center is adjacent to the Company's executive and administrative offices in an office park in Moorestown, New Jersey. The distribution center is a modern 116,000 square foot facility constructed in 1987 that was expanded by the landlord in fiscal 1992. The expansion doubled the Company's merchandise processing potential to ten million units per year, increasing the number of superstores it is capable of serving using a single shift to approximately 30. The Company believes that the distribution facility is capable of supporting an additional 25 superstores by using two shifts. Merchandise is generally shipped directly by common carriers to the distribution center or to ports or airports for pick up by the Company's trucks. Merchandise from local manufacturers is often picked up by the Company's trucks directly from the manufacturer. At the distribution center, merchandise is received, counted, ticketed with the Company's bar coded labels and sorted for distribution to the Company's stores. Whenever possible, merchandise is preticketed with the Company's bar coded labels by the Company's vendors prior to delivery to reduce processing time and expense. Deliveries are made from the distribution center to each store typically twice a week by the Company's trucks. Merchandise is usually shipped to the stores ready for immediate placement on the selling floor.

Management Information and Control Systems

         The Company has placed substantial emphasis on upgrading and integrating its management information and control systems. The Company believes its management information and control systems are an important factor in enabling it to achieve its goal of superior execution of all aspects of the Company's operations.

         The Company employs a fifteen-person MIS group, including three programmers. Control of the Company's merchandising activities is maintained by a fully integrated point-of-sale (POS) inventory and management information system which permits management to monitor inventory and store operations on a daily basis and to determine weekly operating results by store. Each store is on-line with the Company's IBM RS/6000 computer system via IBM 4680 POS registers. By bar coding all merchandise and using POS scanners, inventories are automatically adjusted and sales recognized as customers check out. Today's Man has also installed a computerized purchasing system, allowing buyers to order merchandise in appropriate quantities and sizes based on each store's historical sales pattern and other variables. These closely linked systems track merchandise from order through sale, comparing actual to planned results and highlighting areas requiring management attention. The Company also uses ARTHUR, a merchandise planning system which facilitates seasonal planning by department and by store and provides data for financial planning. This system interacts with the Company's POS inventory management system.

Customer Credit

         Today's Man customers may pay for their purchases with the Today's Man proprietary credit card, Visa, MasterCard, American Express, Discover, cash or check. Approximately 70% of all purchases are paid for by credit card.

         Today's Man credit cards are issued by a national bank, using the bank's credit standards, on a non-recourse basis to the Company. The Company intends to seek to increase aggressively the number of Today's Man credit card holders while maintaining credit standards. As of February 1, 1997, approximately 226,500 Today's Man credit cards were outstanding. The Company believes that its credit card is a particularly productive tool for targeted marketing and presents an excellent opportunity to analyze and better understand its customers' shopping patterns and needs.

Competition

         The retail menswear business is highly competitive with respect to price, quality and style of merchandise and store location. The Company faces competition for customers and store locations from large national and regional department stores, various full-price menswer chains, a number of off-price specialty retailers as well as local department stores, catalog retailers and local menswear stores. Many of these competitors have significantly greater financial and other resources than the Company. The retailing business is affected by changes in consumer tastes, demographic trends and the type, number and location of competing stores. In the future, the Company may experience increased competition from menswear retailers attempting to imitate the Company's strategy. The Company believes that it generally compares favorably with its competitors with respect to the quality, depth and range of sizes and styles of merchandise, prices for comparable quality merchandise, customer service and store environment.

Associates

         Today's Man places great importance on recruiting, training and motivating quality store level associates by such methods as promoting associates from within and offering bonuses for associates who recommend successful job applicants.

         As of February 1, 1997, the Company had 800 full-time and 484 part-time associates. The Company also employs additional part-time clerks and cashiers during peak periods. None of the Company's associates is represented by a labor union. The Company believes that its relationship with its associates is good.

Trademarks

         The Company owns all rights to the trademarks it believes are necessary to conduct its business as currently operated. The Company believes that no individual trademark or trade name, other than the Today's Man trademark, is material to the Company's competitive position in the industry.

Item 2.  Properties

         The Company's executive offices and distribution center are housed in a 140,000 square foot building located in an office park in Moorestown, New Jersey. The Company leases the building and certain adjacent land for expansion from Mr. David Feld, pursuant to a lease expiring in 2010. See Item 13. "Certain Relationships and Related Transactions."

         The following table provides information regarding the Company's existing stores under lease:

                                                                       Approximate
                                                                       Gross Square            Year of
Store Location                                                             Feet                Opening
--------------                                                         ---------------         -------
Greater Philadelphia Market:
Center City Philadelphia, PA (1)                                          25,600                 1980
Broomall, PA                                                              17,800                 1984
Deptford, NJ (1)                                                          19,600                 1985
Allentown, PA                                                             22,700                 1986
Montgomeryville, PA                                                       22,100                 1986
Northeast Philadelphia, PA                                                22,500                 1987
King of Prussia, PA                                                       25,000                 1988
Langhorne, PA (1)                                                         25,000                 1988
Cherry Hill, NJ                                                           25,800                 1990

Greater Washington, D.C. Market:
Bailey's Crossroads, VA                                                   26,000                 1987
Rockville, MD                                                             26,100                 1988
Fairfax, VA                                                               25,900                 1992
Greenbelt, MD                                                             21,100                 1995

Greater New York Market:
Paramus, NJ                                                               30,000                 1991
Carle Place, NY                                                           33,500                 1991
Wayne, NJ                                                                 33,400                 1992
Stony Brook, NY                                                           25,900                 1992
Huntington, NY                                                            29,300                 1993
East Hanover, NJ                                                          30,000                 1993
Manhassett, NY                                                            25,000                 1993
Woodbridge, NJ                                                            27,100                 1993
Manhattan (Sixth Avenue), NY                                              28,100                 1994
Hartsdale, NY                                                             26,600                 1994
Manhattan (Fifth Avenue), NY                                              27,200                 1995
Norwalk, CT                                                               24,000                 1995

(1) Leased from Mr. David Feld. See Item 13. "Certain Relationships and Related Transactions."

         The Company leases all of its existing stores and anticipates that it will continue to do so. Unexpired lease terms range from five to thirty-six years and no lease is scheduled to expire prior to May 1999 assuming the exercise of options to renew in certain cases. Approximately one-half of the leases have percentage rent clauses, although none of the leases with Mr. David Feld has a percentage rent clause.

Item 3.  Legal Proceedings

         On February 2, 1996 the Company and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking to reorganize under Chapter 11 of the U.S.
Bankruptcy Code.  See Item 1.  "Business - Chapter 11 Proceedings."

         The Company is involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a materially adverse effect on the financial condition or results of operations of the Company. The Company maintains general liability insurance coverage in amounts deemed adequate by management.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 4.1.  Certain Executive Officers of the Registrant

         Set forth below is certain information concerning the executive officers of the Company who are also not directors.


                 Name               Age                           Position
                 ----               ---                           --------
         Gary Kellman                53              Executive Vice President - Merchandising
         Frank E. Johnson            47              Executive Vice President and Chief Financial Officer
         Barry S. Pine               42              Vice President, Controller, Chief Accounting Officer


         Mr. Kellman joined the Company in 1996 as Executive Vice President - Merchandising. Prior to joining the Company, Mr. Kellman was employed by The May Company for 17 years where he most recently served as Senior Vice President and General Merchandising Manager - Men's, Boys & Children of Lord & Taylor, an operating division of The May Company.

         Mr. Johnson joined the Company in 1986 as Controller and was promoted to Chief Financial Officer in November 1995 and Executive Vice President in April 1997. Prior to joining the Company, Mr. Johnson served as Corporate Controller of Nan Duskin, Inc., a women's apparel retailer, from 1984 to 1986.

         Mr. Pine joined the Company in 1990 as Assistant Controller and was promoted to Controller in November 1995. In April 1997, Mr. Pine was promoted to Vice President. Prior to joining the Company, Mr. Pine served as Manager of Merchandise Control of Charming Shoppes, Inc., a woman's apparel retailer, from 1987 to 1990.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters.

         The Company's Common Stock has been traded on the Nasdaq National Market System under the symbol "TMANQ." The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the Common Stock, as reported by Nasdaq:



                                                          High                         Low
                                                          ----                         ---
        1995
                 First Quarter                           $14.25                       $9.63
                 Second Quarter                           14.63                       10.13
                 Third Quarter                            11.00                        4.50
                 Fourth Quarter                            5.75                        1.88

         1996
                 First Quarter                            $3.13                       $1.13
                 Second Quarter                            2.50                        1.06
                 Third Quarter                             3.00                        1.00
                 Fourth Quarter                            2.63                        1.44

         1997
                 First Quarter (through April 28)         $4.06                       $2.13

         As of April 28, 1997, the Company's Common Stock was held by approximately 310 holders of record.

         The Company does not anticipate paying any cash dividends in the foreseeable future due to the Chapter 11 proceedings and thereafter because it intends to use or otherwise retain its earnings to finance the operations and expansion of its business and to service its debt. The Company's loan agreements prohibit the payment of cash dividends without prior consent of the lenders.

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
        (Dollars in thousands, except per share data and operating data)

         The following selected financial data have been derived from the Company's Consolidated Financial Statements. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto beginning on page F-1.
----------------------------

                                                                                Fiscal Year
                                                     -------------------------------------------------------------
                                                      1992         1993          1994         1995 (7)        1996
                                                      ----         ----          ----         ----            ----

Statement of Operations Data:
  Net sales                                       $  132,676   $  167,072   $  216,893    $  263,256     $  204,042
  Cost of goods sold                                  85,137      105,709      137,440       180,928        134,524
                                                  ----------   ----------   ----------    ----------     ----------
     Gross profit                                     47,538       61,363       79,453        82,328         69,518
  Selling, general and administrative
  expenses (1)                                        38,551       51,254       70,264       100,753         65,982
  Restructuring charges                                    -            -            -        19,249              -
                                                  ----------   ----------   ----------    ----------     ----------
     Income (loss) from operations                     8,987       10,109        9,189       (37,674)         3,536
  Reorganization items, net                                -            -            -             -          8,848
  Interest expense and other income, net                 995          838        2,233         4,211            499
                                                  ----------   ----------   ----------    ----------     ----------
     Income (loss) before income taxes                 7,992        9,271        6,956       (41,885)        (5,811)
  Income tax provision (benefit)                       3,007        3,251        2,348        (6,201)             -
                                                  ----------   ----------   ----------    -----------    ----------
     Net income (loss)                            $    4,985   $    6,020   $    4,608    $  (35,684)        (5,811)
                                                  ==========   ==========   ==========    ===========    ===========

  Net income (loss) per share                     $     0.57   $     0.58      $  0.43    $    (3.29)    $    (0.54)
                                                  ==========   ==========   ==========    ===========    ===========
  Weighted average shares outstanding                  8,766       10,449       10,819        10,847         10,861

Balance Sheet Data (at end of period):
  Working capital                                 $   11,554   $   25,701   $   29,119    $   44,784     $   49,528
   Total assets                                       60,292       91,171      121,122        98,203         95,397
  Long-term debt and capitalized leases                4,867        4,699       19,371         5,478          3,661
  Liabilities subject to settlement                        -            -            -        61,887         63,368
  Shareholders' equity                                25,530       51,675       56,512        21,066         15,255

Operating Data:
  Net sales per square foot of selling
     space (2)                                    $      499   $      479   $      439    $      421     $      421
  Increase (decrease) in comparable store
     sales (3)                                           5.2%         3.8%        (0.3)%        (1.5)%         (7.8)%
  Average sales per store (in thousands) (4)      $    9,077   $    8,952   $    8,354    $    8,110     $    8,008

Number of superstores (5):
  Open at beginning of period                             13           16           21          28             35
  Opened during period                                     3            5            7           7              -
  Closed during period                                     -            -            -           -             10 (6)
  Open at end of period                                   16           21           28          35             25

------------------------------------

(1)      Includes buying and occupancy expenses.

(2) Calculated using net sales generated from superstores open for the entire fiscal year divided by the square feet of selling space of such stores. Selling space does not include tailoring, check-out and administrative areas or stockrooms.

(3) Superstores are included in the comparable store sales calculation beginning in their fourteenth full month of operation. Accordingly, the calculation does not include a store's first full month of operation, which typically has an abnormally high volume of sales resulting from the store's grand opening promotion. Stores relocated to a larger facility are not included in the comparable store sales calculation until the beginning of their fourteenth full month of operation at their new locations.

(4) Average sales per store include sales from comparable superstores open for the entire year divided by the number of stores open for the entire period.

(5) Relocations of older, smaller stores to larger facilities do not constitute new store openings. There were no remodeled stores in the years presented.

(6) Does not include an outlet store in Sawgrass Mills, Florida which was opened in April 1995 and was closed in the first quarter of 1996. In the first quarter of 1996, the Company also closed a total of ten underperforming stores in the Greater Chicago, New York and Washington, D.C. markets.

(7)      Fiscal year 1995 included fifty-three weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         On February 2, 1996, the Company and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking to reorganize under Chapter 11 of the U.S.
Bankruptcy Code.

         The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 proceedings, and circumstances relating to this event, including the Company's debt structure, its operating losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As reflected in the Consolidated Financial Statements, the Company experienced significant net losses in 1996 and 1995. During the Chapter 11 proceedings, the Company has incurred and will continue to incur substantial reorganization costs. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to secure adequate exit financing and to maintain compliance with all debt covenants under the post-petition financing, combined with the achievement of profitable operations.

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

Results of Operations

         The following table sets forth for the periods indicated the percentages which the items in the Company's Statements of Operations bear to net sales.

                                                        Fiscal Year
                                               -----------------------------
                                               1994       1995        1996
                                               ----       ----        ----

Net sales                                      100.0%     100.0%      100.0%
Cost of goods sold                              63.4       68.7        65.9
                                             -------    -------     -------
  Gross profit                                  36.6       31.3        34.1
Selling, general and administrative
 expenses                                       32.4       38.3        32.3
Restructuring charges                            -          7.3         -
                                             -------    -------     -------
  Income (loss) from operations                  4.2      (14.3)        1.8
Reorganization items, net                        -          -           4.3
Interest expense and other income, net           1.0        1.6          .3
                                             -------    -------     -------
  Income (loss) before income taxes              3.2      (15.9)       (2.8)
Income tax provision (benefit)                   1.1       (2.4)        -
                                             -------    -------     -------
  Net income (loss)                              2.1%     (13.5)%      (2.8)%
                                             =======    =======     =======

Fiscal Years 1996 and 1995

         Net Sales. Net sales of $204,042,400 in fiscal 1996 represented a decrease of $59,213,600 or 22.5% from net sales of $263,256,000 in fiscal 1995. This decrease was primarily attributable to the closing of ten superstores and one outlet store in fiscal 1996, which, collectively, accounted for $44,500,000 in net sales in fiscal 1995. The results for fiscal 1996 were also negatively impacted by the overall weak retail environment, merchandise disruptions caused by the bankruptcy proceedings, and a lack of promotional activities as compared to fiscal 1995. Additionally, fiscal 1996 consisted of fifty-two weeks as compared to fifty-three weeks during the prior year. Comparative store sales decreased 7.8% versus fiscal 1995. The 1996 sales include $8,789,000 in licensed shoe department sales compared to $1,261,900 in fiscal 1995. The Company operated 25 superstores at February 1, 1997, compared to 35 superstores at February 3, 1996.

         Gross Profit. Gross profit as a percentage of net sales increased to 34.1% in fiscal 1996 from 31.3% in fiscal 1995. The increase in gross profit was attributable to a reduction in promotional activities and markdowns compared to fiscal 1995. Markdowns decreased 20% or approximately $10,000,000 from fiscal 1995. The 1995 gross profit was also negatively impacted by the delayed shipment of a large special inventory purchase in the third quarter which resulted in higher than planned markdowns.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, which, in fiscal 1995, included pre-opening expenses of new stores, decreased in the aggregate by $34,770,500 or 34.5% in fiscal 1996, and decreased as a percentage of net sales to 32.3% in fiscal 1996 from 38.3% in fiscal 1995. The decrease in aggregate expenses was primarily due to the cost savings obtained by operating eleven fewer locations. Store payroll, occupancy and advertising costs decreased by $22,549,200 in fiscal 1996 as compared to the same period in fiscal 1995, and represented 20.5% of net sales in fiscal 1996 as compared to 24.5% of net sales in fiscal 1995. In addition, in fiscal 1995, the Company incurred costs of $2,700,000 for severance of officers, the write-off of amounts related to the development of new stores and closing a foreign buying office.

         Reorganization Items, Net. Reorganization items consisted of $3,567,600 in legal and accounting fees incurred in the administration of the Chapter 11 proceedings; $4,780,600 in additional asset write-offs related to the reorganization process; $526,000 in retention bonus expenses to minimize employee turnover; and $283,800 in net lease rejection and other related costs. These items were offset by $310,300 in interest income earned on cash accumulated during the period while not paying pre-petition obligations.

         Interest Expense, Interest Income and Other (Income) Expense, Net. Interest expense, interest income and other (income) expense, net, decreased by $3,711,500 in fiscal 1996 from fiscal 1995. This decrease is a result of the stay imposed pursuant to the Chapter 11 filing which precludes the payment of principal and interest on pre-petition obligations during the reorganization period. In fiscal 1996, the Company recognized $452,400 in interest expense imputed from ongoing obligations under capital leases. Other income and expense decreased $638,500 from fiscal 1995. This decrease is primarily a result of the elimination of the Company-owned life insurance program. In fiscal 1995, the charge to expense for this program was $476,000.

Fiscal Years 1995 and 1994

         Net Sales. Net sales of $263,256,000 in fiscal 1995 represented an increase of $46,363,400 or 21.4% over net sales of $216,892,600 in fiscal 1994. This increase was attributable to the opening of seven new stores in fiscal 1995, three in the Illinois market, two in the Greater New York market and two in the Greater Washington, D.C. market, which accounted for $33,957,800 in net sales in fiscal 1995. The 1995 sales also include $1,352,900 in sales from the outlet location and $1,261,900 in licensed shoe department sales. Fiscal 1995 included fifty-three weeks as compared to fifty-two weeks during the prior year. Comparative store sales decreased 1.5% versus fiscal 1994. The Company operated 35 superstores at February 3, 1996, compared to 28 superstores at January 28, 1995. (See "Restructuring Charges" below.)

         Gross Profit. Gross profit as a percentage of net sales decreased to 31.3% in fiscal 1995 from 36.6% in fiscal 1994. The reduction in gross profit was a result of fiscal 1995 price reductions which were initiated earlier and more aggressively than in the prior year in response to an increased promotional environment and overall consumer sluggishness. The 1995 gross profit was also negatively impacted by the delayed shipment of a large special inventory purchase in the third quarter which resulted in higher than planned markdowns.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include pre-opening expenses of new stores, increased in the aggregate by $30,488,900 or 43.4% in fiscal 1995, and increased as a percentage of net sales to 38.3% in fiscal 1995 from 32.4% in fiscal 1994. The increase in aggregate expenses was primarily due to the cost of opening seven additional stores and one outlet, and operating all stores and the outlet for fifty-three versus fifty-two weeks. The increase as a percentage of net sales in fiscal 1995 was due to an increase in store occupancy costs and corporate advertising expenditures as a percentage of net sales and lower-than-expected sales volume. Store payroll, occupancy and advertising costs increased by $18,383,500 in fiscal 1995 as compared to the same period in fiscal 1994, and represented 24.5% of net sales in fiscal 1995 as compared to 21.1% of net sales in fiscal 1994. In addition, the Company incurred costs of $2,700,000 for severance of officers, the write-off of amounts related to the development of new stores and closing a foreign buying office.

         Restructuring Charges. In January 1996, the Board of Directors approved a plan to restructure the Company by closing ten underperforming stores and the outlet. In connection with this plan, the Company recorded a charge of $19,248,700. The components of the charge are fixed asset write-offs totaling $12.6 million and lease rejection, exit and other costs of $6.6 million. The asset write-offs are comprised of fixtures and leasehold improvements which were abandoned or disposed of in fiscal 1996 in conjunction with the store closings in the Greater Chicago, New York and Washington, D.C. markets and the Florida outlet location. Lease rejection costs reflect management's estimate of the settlement amounts related to lease rejections for closed stores. These 11 locations' sales and losses from operations excluding the restructuring charge were $44.5 million and ($12.3) million, respectively, for fiscal 1995. The restructuring plan resulted in a workforce reduction of 268 store employees. There were no severance payments associated with the closing of these locations.

         Interest Expense, Interest Income and Other (Income). Interest expense, interest income and other (income) expense, net, increased by $1,977,400 in fiscal 1995 from fiscal 1994. Interest expense increased approximately $1,783,500 in fiscal 1995 as compared to the prior year. Of this increase $1,307,100 was due to increased borrowing levels and the remaining $476,400 was due to increased interest rates. Net other expense increased by $118,200 in fiscal 1995 compared to fiscal 1994.

         Income Tax Expense (Benefit). The Company's income tax benefit rate was 14.8% in fiscal 1995, as compared to an expense rate of 33.7% for fiscal 1994. The change was primarily due to a valuation allowance established on the Company's deferred tax asset in 1995. See Item 1. "Business - Investment Considerations -- Control by Majority Shareholder" and Footnote 13 in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

         Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date of February 2, 1996. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization.

         Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except for payments for certain property and equipment under lease, principal and interest payments on pre-petition debt have not been made since the filing date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. There is no assurance at this time that a plan of reorganization will be proposed by the Company and approved or confirmed by the Bankruptcy Court.

         The Company's primary source of working capital is cash flow from operations. The Company had working capital of $29,118,500, $44,783,800 and $49,702,600 at the end of fiscal 1994, 1995 and 1996, respectively. The increase in fiscal 1995 and 1996 is a result of the reclassification to liabilities subject to settlement of $47.4 million of current liabilities as a result of the February 2, 1996 bankruptcy filing. Historically, the Company's working capital is at its lowest level in the first and third quarters and increases sharply in the second and fourth quarters in anticipation of the peak selling seasons. The Company measures its inventory turnover by dividing net sales by the retail value of the inventory averaged over 12 months. Inventory turnover was 2.44 times, 3.07 times and 3.22 times in fiscal 1994, 1995 and 1996, respectively.

         Net cash (used in) provided by operating activities amounted to ($215,000), $3,406,600 and $24,216,800 in fiscal 1994, 1995 and 1996, respectively. These amounts primarily represent net income plus depreciation, amortization and other changes in operating assets and liabilities

         Net cash used in investing activities amounted to $13,723,000, $10,787,400 and $1,278,900 in fiscal 1994, 1995 and 1996, respectively, to fund investments for new and existing stores. The fiscal 1996 decrease reflects the contraction in the store base that occurred during the fiscal year ended February 1, 1997.

         Net cash provided by (used in) financing activities amounted to $12,915,700, $7,674,100 and ($1,397,300) in fiscal 1994, 1995 and 1996, respectively, and in fiscal 1994 and 1995 consisted primarily of additional borrowings, net of repayments, under the Company's various loan agreements and in fiscal 1996 repayment of obligations incurred under capital leases.

         On March 11, 1996, by order of the Bankruptcy Court, the Company received final approval for the $20 million Debtor-In-Possession Revolving Credit Facility (the "DIP Agreement") with The CIT Group/Business Credit, Inc. The facility permits borrowings of up to $20 million, including a letter of credit sublimit of $15 million, through the earlier of February 13, 1998 or the date of substantial consummation of a plan of reorganization. Borrowings under the facility are subject to availability under a borrowing base formula. Interest is payable monthly at the bank's prime rate plus 0.5%. Loans under the facility will have a superpriority administrative expense claim status under the Bankruptcy Code, subject to certain exceptions. The Company has had no direct borrowings under this facility since the inception of the loan.

         Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. At this time, the Company cannot predict the outcome of the Chapter 11 filing, in general, or its effect on the future business of the Company or on the ultimate interests of creditors or shareholders.

         The Company believes that the sources of capital above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 1997; however, as a result of the Company's Chapter 11 proceedings and the other events described above, no assurance can be given with respect to the Company's liquidity. The Company currently is evaluating various alternatives for a Plan of Reorganization, including various forms of financing, and intends to file a Plan of Reorganization by June 2, 1997. Upon emergence from the Chapter 11 proceedings, the Company will need to replace the DIP Agreement with a suitable financing structure to meet its plan of reorganization.

Inflation

         The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Seasonality and Quarterly Results

         The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the fourth fiscal quarter (which includes the Christmas selling season) and, to a lesser extent, during the second fiscal quarter. In addition, because the Company's cost of goods sold includes net alteration expense, the Company's gross profit as a percentage of net sales has historically been lower in the first and third fiscal quarters primarily as the result of a lower level of net sales being spread over fixed (primarily payroll) expenses related to tailoring operations. In addition, quarterly results are affected by the timing of the opening of new stores. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

         The following table sets forth certain unaudited quarterly results of operations for fiscal 1996 and 1995.

                                                                         Fiscal Quarter Ended
                                                      -------------------------------------------------------
                                                       May 4,       August 3,    November 2,      February 1,
Fiscal 1996:                                            1996           1996            1996            1997(1)
                                                        ----           ----            ----            ----
                                                            (In thousands, except per share amounts)
Net sales                                          $  46,397      $   45,298       $ 44,617       $  67,730
Cost of goods sold                                    33,180          28,702         28,964          43,678
                                                   ---------      ----------       --------       ---------
  Gross profit                                        13,217          16,596         15,653          24,052
Selling, general and administrative expenses          16,098          16,338         15,642          17,904
                                                   ---------      ----------       --------       ---------
  (Loss) income from operations                       (2,881)            258             11           6,148
Reorganization items, net                              1,286           1,061            755           5,746
Interest expense and other income, net                    42             (15)             6             466
                                                   ---------      -----------      --------       ---------
  Loss before income taxes                            (4,209)           (788)          (750)            (64)
Income taxes                                               -               -              -               -
                                                   ---------      ----------       --------       ---------
  Net loss                                         $  (4,209)     $     (788)      $   (750)      $     (64)
                                                   ==========     ===========      =========      ==========
  Net loss per share                               $   (0.39)     $    (0.07)      $    (0.07)    $    (0.01)
                                                   ===========    ============      ===========   ==========

Weighted average shares outstanding                   10,861          10,861         10,861          10,861

                                                                      Fiscal Quarter Ended
                                                     ---------------------------------------------------------
                                                     April 29,        July 29,     October 28,      February 3,
Fiscal 1995:                                            1995           1995            1995            1996(1)
                                                        ----           ----            ----            ----
                                                              (In thousands, except per share amounts)
Net sales                                          $  57,725      $   67,885       $ 54,898       $  82,748
Cost of goods sold                                    37,421          43,687         37,685          62,136
                                                   ---------      ----------       --------       ---------
  Gross profit                                        20,304          24,199         17,213          20,612
Selling, general and administrative expenses          19,507          25,026         22,399          33,821
Restructuring charges                                      -               -              -          19,249
                                                   ---------      ----------       --------       ---------
  Income (loss) from operations                          797            (828)        (5,186)        (32,457)
Interest expense and other income, net                   530             816          1,119           1,747
                                                   ---------      ----------       --------       ---------
  Income (loss) before income taxes                      267          (1,644)        (6,305)        (34,204)
Income taxes (benefit)                                    94            (575)        (2,207)         (3,512)
                                                   ---------      -----------      ---------      ----------
  Net income (loss)                                $     174      $   (1,069)      $ (4,098)      $ (30,691)
                                                   =========     ===========      =========      ==========
  Net income (loss) per share                      $    0.02      $    (0.10)      $  (0.38)      $   (2.83)
                                                   ==========    ===========      =========      ==========

Weighted average shares outstanding                   10,831          10,843         10,854          10,868

(1) The fourth quarter of fiscal 1996 contained 13 weeks as compared to the 14 week quarter ended February 3, 1996.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements and related documents that are filed with this Report are listed in Item 14 (a) of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The following table sets forth information, as of the date of this Annual Report, concerning the Company's directors. Information concerning the Company's executive officers who are not directors is set forth in Item 4. "Certain Executive Officers of the Registrant."

                                                                                   Director        Term
     Name                  Age              Position                                 Since       Expires
     ----                  ---              --------                                 -----       -------

David Feld                 49               Chairman of the Board, President and        1971       1998
                                            Chief Executive Officer

Leonard Wasserman          71               Executive Vice President, Operations        1992       1998
                                            and Director

Larry Feld                 46               Vice President, Store Development,          1971       1999
                                            Secretary and Director

Ira Brind (1)(2)           56               Director                                    1992       1998

Verna K. Gibson (1)        54               Director                                    1992       1999

Bernard J. Korman (2)      65               Director                                    1992       1997

----------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

         The following information about the Company's directors and nominees for director is based, in part, upon information supplied by such persons.

         Mr. David Feld has been with the Company continuously since he founded it in 1971. He grew up in his family's retail business and opened the Company's first store in Philadelphia in 1971. Mr. David Feld has served as Chairman of the Board and Chief Executive Officer of the Company since its inception and, except for the period from March 1995 until July 1995, also has served as President of the Company. On February 2, 1996, Mr. Feld filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code.

         Mr. Wasserman joined the Company in 1983 as a consultant to assist in strategic planning and marketing development and was appointed to the Office of the President in 1991 and a director in 1992. Mr. Wasserman was named Executive Vice President, Operations in 1995. Between 1982 and 1983, Mr. Wasserman was President and Chief Executive Officer of The Lionel Corporation and, prior thereto, was President of its Kiddie City Division for 11 years. Mr. Wasserman founded Kiddie City in 1957.

         Mr. Larry Feld has served as Vice President, Store Development since 1983 and as a Vice President, Secretary and Director of the Company since its inception in 1971. Messrs. David Feld and Larry Feld are brothers.

         Mr. Brind is President and a shareholder principal of Brind-Lindsay & Co., Inc., a management and consulting firm in Philadelphia. Until 1987, Mr. Brind was President, Chief Executive Officer and a Director of McDonnell Douglas Truck Services, Inc., a full service truck lessor and transportation services subsidiary of McDonnell Douglas Corporation.

         Mrs. Gibson is an active partner in Retail Options, Inc., a consulting firm formed in 1993. Mrs. Gibson has been an independent retail consultant since 1991 and provided consulting services to the Company, among others, in fiscal 1992, fiscal 1993 and fiscal 1994. From 1985 to 1991, Mrs. Gibson was President and Chief Executive Officer of the Limited Stores, Inc., which she joined as a trainee in 1971. From December 1994 to 1996, Mrs. Gibson served as Chairman of the Board of Petrie Retail, Inc. Mrs. Gibson is a director of Caldor, Inc., MothersWork, Inc. and Chicos FAS, Inc. Petrie Retail filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code in October 1995.

         Mr. Korman has been Chairman of the Board of Graduate Health System, Inc., a not-for-profit healthcare system since November 1996. From 1977 to 1995 Mr. Korman was President, Chief Executive Officer and a director of MEDIQ Incorporated, a healthcare services and equipment company located in Pennsauken, New Jersey. Mr. Korman is also a director of NutraMax Products, Inc., The Pep Boys -- Manny, Moe & Jack, Omega Healthcare Investors, Inc., the New America High Income Fund, Inc., InnoServe Technologies, Inc., Kapson Senior Quarters Corp., and Kranzco Realty Trust.

Item 11.  Executive Compensation.

         The Company's executive officer compensation program is comprised of base salary, annual cash incentive compensation, long term incentive compensation in the form of stock options, and various benefits generally available to all full-time employees of the Company, including participation in group medical and life insurance plans and the 401(k) Plan. The Company seeks to be competitive with compensation programs offered by companies of a similar size within the retail industry based on formal and informal surveys conducted by the Company.

         As a result of the Company's bankruptcy proceeding, the Compensation Committee is evaluating the Company's compensation program, particularly with respect to incentive compensation and retention. To aid in the retention of management and key employees during the bankruptcy proceeding, the Company has adopted a Retention Plan and a Severance Plan discussed in greater detail below.

         Decisions with respect to the compensation of Mr. David Feld, the President and Chief Executive Officer, are made by the Compensation Committee. Decisions with respect to the compensation of all other executive officers are made by Mr. David Feld.

         Base Salary. Prior to the beginning of each fiscal year, financial and other goals are established for the Company. Each executive officer is responsible for accomplishing the goals pertaining to his area of responsibility. At the end of each fiscal year, a performance review takes place with each executive officer to measure performance against those objectives. Base salary decisions are made based on the results of the performance review as well as other considerations such as the executive officer's level of responsibility, years of service with the Company and professional background. No executive officers' base salary was increased in fiscal 1996.

         Employee Rentention Program. The Company has adopted, with the approval of the Bankruptcy Court, an Employee Retention Program consisting of: (1) an Annual Incentive Bonus Plan; (2) the Rentention Bonus Plan; (3) a Severance Plan and (4) a Change-in-Control Plan.

         Annual Incentive Compensation. The Annual Incentive Bonus Plan (the "Incentive Plan") is designed to promote the interest of the Company by providing meaningful incentive compensation to management and key professionals to drive performance through the emergence from the bankruptcy proceedings. The Incentive Plan is designed to provide incentive opportunities dependent upon the achievement of predetermined performance goals which are measured relative to earnings before interest, income taxes, depreciation and amortization ("EBITDA"). The Incentive Plan payout was $868,300 in fiscal 1996 was paid in the first quarter of fiscal 1997.

         Retention Plan. The Company adopted a Retention Bonus Plan (the "Retention Plan") to provide meaningful incentive compensation to designated employees to continue their employment with the Company during the first 18 months of the Company's bankruptcy proceeding. The Retention Plan provides for the payment of a bonus ranging from 7.5% to 35% of a participant's then base salary, payable in 25% installments in July 1996 and February 1997, with the balance payable in August 1997, except that the retention bonus is payable in full upon the Company's emergence from the bankruptcy proceeding, if earlier. If a participant ceases to be employed by the Company at any time prior to the end of the Retention Plan by reason of death, disability, retirement, change of control or liquidation of the Company, the participant will be paid a pro rata portion of the retention bonus; however, no retention bonus is payable if the participant is terminated for any other reason or for cause.

         Severance Plan. The Company has adopted a Severance Plan to encourage the continued employment of its employees during the Company's bankruptcy proceeding. All employees are entitled to participate in the Severance Plan. In the event an employee's employment is terminated by the Company without "Cause," such employee will be entitled to a continuation of his or her base salary for a period of time based on the individual's position and, in some cases, length of service with the Company. "Cause" is defined as the willful and continued failure of the employee to perform his or her duties or the willful engaging by employee in illegal conduct or gross misconduct materially injurious to the Company. In addition, the employee is entitled to continued medical benefits during the severance period, subject to reduction or elimination in the event that the employee obtains medical benefits as a result of new employment. Under the Severance Plan, executive officers will be entitled to receive their base salary for from six to 18 months after termination of their employment without Cause, depending on their position, except that any compensation received by an executive officer who is a Vice President or above as a result of new employment obtained during the severance period will be set off against and reduce up to a maximum of one-half of the amount of severance payable to the former executive officer.

         Change in Control Plan. The Company has adopted a Change in Control Plan for its executive officers and vice presidents which provides that, in the event their employment is terminated by them voluntarily for "good cause" or involuntarily without cause, they will be entitled to a lump sum cash payment consisting of their base salary through the date of termination, a proportionate bonus based upon the highest annual bonus, a pro rata retention bonus, if applicable, one or two times, depending on their position, the executive's base salary equal to or greater than the highest base salary paid to the executive by the Company during the previous year and unpaid deferred compensation and vacation pay. In addition, the executive is entitled to continued employee welfare benefits for one or two years, depending upon their position. There is no obligation under the part of the executive to mitigate damages. Good reason means: the diminution of responsibilities, assignment to inappropriate duties, adjustments to compensation or benefits provisions such that (a) the monthly base salary is less than the highest monthly base salary paid to the executive by the Company during the previous year, (b) annual incentive bonus opportunities which are substantially similar to those which were available prior to the change of control, (c) any earned retention bonus which is not paid according to the award schedule or (d) savings, welfare benefits, fringe benefits or retirement plan participation which is not substantially similar to that which was in effect prior to the change of control, transfer more than 50 miles, a purported termination of the Agreement by the Company other than in accordance with the Agreement, or failure of the Company to require any successor to the Company to comply with the Agreement. Determination by the executive of "good reason" shall be conclusive if made in good faith.

         Stock Options. The Company uses the Employee Stock Option Plan as a long-term incentive plan for executive officers and key employees. The objectives of this Plan are to align the long-term interests of executive officers and shareholders by creating a direct link between executive compensation and shareholder return and to enable executives to develop and maintain a significant long-term equity interest in the Company. The Plan authorizes the Compensation Committee to award stock options to officers and key employees. Stock option grants are determined by the Compensation Committee based upon recommendations of senior management and are made at a level calculated to be competitive within the retail industry. The Compensation Committee usually awards stock options every other year, except in the case of individual awards made in connection with the hiring or promotion of an executive officer or key employee. In general under the Plan, options are granted with an exercise price equal to the fair market value of the Common Stock on the date of grant and are exercisable according to a vesting schedule determined by the Compensation Committee at the time of grant. The Committee granted no options under this Plan during fiscal 1996.

         Policy with respect to Section 162(m) of the Internal Revenue Code. Generally, Section 162(m) of the Internal Revenue Code of 1986, and the regulations promulgated thereunder (collectively, "Section 162(m)"), denies a deduction to any publicly held corporation, such as the Company, for certain compensation exceeding $1,000,000 paid during a taxable year to the chief executive officer and the four other highest paid executive officers, excluding, among other things, certain performance-based compensation. Where appropriate, the Compensation Committee has taken action to reduce the impact of this provision. For example, the Compensation Committee intends that the Employee Stock Option Plan qualify for the performance-based exclusion. The Compensation Committee continually evaluates to what extent Section 162(m) will apply to its other compensation programs.

Summary Compensation Table

         The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and each of the six other most highly compensated executive officers of the Company (including certain former executive officers) for services rendered in all capacities for fiscal 1996, fiscal 1995 and fiscal 1994.

                                                                                               Long Term
                                                        Annual Compensation                  Compensation
                                                        -------------------                  ------------
                                                                                                                  All
                                                                               Other           Securities       Other
    Name and                        Fiscal                                     Annual          Underlying      Compen-
Principal Position                   Year         Salary      Bonus(1)      Compensation       Options        sation (2)
------------------                   ----         ------      --------      ------------       -------        ----------
David Feld                           1996       $ 190,000     $86,625             --              --           $ 3,800
   President and                     1995         190,000          --             --              --             3,683
   Chief Executive                   1994         190,000          --             --              --             4,385
   Officer

Frank E. Johnson                     1996         165,000      84,437             --              --             3,800
   Executive Vice President          1995         132,300          --             --          10,000 shares      3,511
   and Chief Financial Officer       1994          95,000          --             --              --             2,352

Gary Kellman                         1996          63,462      70,006             --              --                --
   Executive Vice President,         1995              --          --             --              --                --
   General Merchandise               1994              --          --             --              --                --
   Manager

Leonard Wasserman (3)                1996         250,000      91,875             --              --             3,800
   Executive Vice President,         1995         250,000          --             --          12,000 shares      3,598
   Operations                        1994         160,000          --             --              --             4,239

Larry Feld                           1996         165,000      49,673             --              --             2,637
   Vice President,                   1995         165,000          --             --          10,000 shares      3,928
   Store Development                 1994         154,000          --             --              --             3,360

----------------
(1) Represents bonuses earned under the Retention Bonus Plan and Incentive Plan. Bonuses earned under the Incentive Plan were paid in the following fiscal year. No bonuses were paid under the Officers' Bonus Program for fiscal 1994 or fiscal 1995.

(2) Represents the Company's matching contribution under the 401(k) Profit Sharing Plan.

(3) Mr. Wasserman served as Office of the President until he was named as Executive Vice President, Operations in July 1995.

Aggregated Option Exercises in Last Year and Fiscal Year-End Option Values

         The following table sets forth certain information concerning the number and value of unexercised options held at the end of fiscal 1996 by the executive officers of the Company named in the Summary Compensation Table.

                                                              Number of Securities
                                                             Underlying Unexercised           Value of Unexercised
                                                                   Options at               In-the-Money Options at
                          Shares Acquired      Value             Fiscal Year-End                Fiscal Year-End
         Name               On Exercise     Realized (1)    Exercisable/Unexercisable    Exercisable/Unexercisable (2)
         ----               -----------     ------------    -------------------------    -----------------------------
David Feld                       ---             ---                  --- / ---                   --- / ---
Leonard Wasserman                ---             ---             30,000/11,000                    --- / ---
Frank E. Johnson                 ---             ---             15,733/10,267                    --- / ---
Gary Kellman                     ---             ---                  --- / ---                   --- / ---
Larry Feld                       ---             ---             24,333/9,667                     --- / ---

------------------
(1)  No options were exercised by the named executive officers in fiscal 1996.

(2) There were no in-the-money options at the end of fiscal 1996 because the last sale price of the Common Stock on January 31, 1997, the last trading day in fiscal 1996, as reported on the Nasdaq National Market System, was $2.375 which was less than the exercise price of all outstanding options.

Employee Stock Option Plan

         The Company's Employee Stock Option Plan ("Employee Plan") was adopted by the Board and approved by the shareholders in March 1992 and was amended in 1994. The purpose of the Employee Plan is to attract and retain officers and other key employees and to provide additional incentive to them by encouraging them to invest in the Common Stock and acquire an increased personal interest in the Company's business. Payment of the exercise price for options granted under the Employee Plan may be made in cash, shares of Common Stock or a combination of both. Options granted pursuant to the Employee Plan may not be exercised more than ten years from the date of grant.

         All officers and key employees of the Company or any of its current or future parents or subsidiaries are eligible to receive options under the Plan. The Employee Plan provides that the maximum number of shares of Common Stock for which options may be granted under the Employee Plan to any participant prior to the expiration of the Employee Plan on March 26, 2002 is 500,000 shares (subject to appropriate adjustments to reflect changes in the capitalization of the Company).

         The Employee Plan is administered by the Compensation Committee of the Board of Directors, consisting of Mr. Brind and Mrs. Gibson. The Compensation Committee selects the optionees and determines the nature of the option granted, the number of shares subject to each option, the option vesting schedule and other terms and conditions of each option. The Compensation Committee, in its sole discretion, has the authority to grant options with anti-dilution rights which provide for the automatic grant of additional stock options (subject to the limitations on the number of shares of Common Stock which may be issued under the Employee Plan or to any participant) in the event that the Company issues any additional shares of any class of its capital stock which causes the number of stock options originally granted to such participant to constitute less then a stated percentage of the Company's then outstanding Common Stock. The Board of Directors may modify, amend, suspend or terminate the Employee Plan, provided that such action may not affect outstanding options.

         Options to purchase an aggregate of 1,100,000 shares of Common Stock may be granted pursuant to the Employee Plan. Options granted under the Employee Plan may be incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify ("non-qualified options"). The Employee Plan requires the exercise price of incentive stock options to be at least equal to the fair market value of the Common Stock on the date of the grant. In the case of incentive options granted to a shareholder owning, directly or indirectly, in excess of 10% of the Common Stock, the option exercise price must be at least equal to 100% of the fair market value of the Common Stock on the date of grant and such option may not be exercised more than five years from the date of grant. The option price for non-qualified options, at the discretion of the Compensation Committee, may be less than the fair market value of the Common Stock on the date of grant.

         All unexercised options terminate three months following the date an optionee ceases to be employed by the Company or any parent or subsidiary of the Company, other than by reason of disability or death (but not later than the expiration date), whether or not such termination is voluntary, except that if an optionee is terminated for cause, all unexcersied options will terminate immediately. Any option held by an employee who dies or who ceases to be employed because of disability must be exercised by the employee or his representative within one year after the employee dies or ceases to be an employee (but not later than the expiration date). Options are not transferable except in the event of death to the decedent's estate. No options may be granted under the Employee Plan after March 26, 2002.

Option Grants in the Last Fiscal Year

     No options were granted under the Employee Stock Option Plan in fiscal
1996.

Director Compensation

         Each director of the Company who is not an employee receives an annual fee of $5,000 and a fee of $1,000 for each meeting of the Board or any committee of the Board attended, plus reimbursement of expenses incurred in attending meetings.

         Pursuant to the Company's 1995 Stock Option Plan for Non-Employee Directors which was approved at the 1995 Annual Meeting of Shareholders (the "1995 Director Plan"), each person who is not an employee of the Company or any subsidiary is automatically granted an option to purchase 10,000 shares of Common Stock upon his or her initial election or appointment to the Board and at each annual meeting of shareholders thereafter, at the then fair market value of the Common Stock. The 1995 Director Plan authorizes the issuance of options to purchase an aggregate of 210,000 shares of Common Stock. All options are exercisable immediately and, unless terminated earlier, by the terms of the 1995 Director Plan, expire ten years after the date of grant. At the 1996 Annual Meeting of Shareholders, each of Mrs. Gibson and Messrs. Brind and Korman received options to purchase 10,000 shares of Common Stock at $1.6875 per share. The 1995 Director Plan replaced the Director Stock Option Plan which was adopted in 1992 (the "1992 Director Plan").

Compliance with Section 16(a) Beneficial Ownership Comliance Reporting

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-ten-percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater-than-ten-percent beneficial owners were complied with during fiscal 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of February 1, 1997 certain information with respect to the beneficial ownership of the Common Stock (i) by each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) by each director of the Company, (iii) by each executive officer of the Company named in the Summary Compensation Table and
(iv) by all directors and executive officers of the Company as a group. Except as otherwise indicated, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.

                                                     Shares Beneficially
                                                            Owned(1)
                                                     -------------------
                                                    Number            Percent
                                                    ------            -------
David Feld (2)                                     5,650,752          52.0%
Ira Brind (3) (4)                                     43,500           *
Verna K. Gibson (3)                                   77,500           *
Bernard J. Korman (3)                                 29,500           *
Leonard Wasserman (5)                                235,218           2.1
Larry Feld (6)                                       145,955           1.3
Frank E. Johnson (7)                                  28,407           *
Gary Kellman                                               -           *
All directors and executive officers as a group
 (9 persons) (8)                                   6,215,216          57.2

----------------------
*  Less than one percent.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, include securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after the Record Date. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.
(2) Includes 1,175 shares allocated to Mr. David Feld's account in the 401(k) Profit Sharing Plan. Also includes 210,000 shares of Today's Man common stock currently held by Mr. Feld which are subject to an option purchase agreement held by Alex.Brown. A total of 5,439,578 shares have been pledged by Mr. David Feld to secure certain personal loans. See Item 1. "Business-Investment Considerations-Control by Majority Shareholder." Excludes 124,100 shares held in trusts for the benefit of Mr. David Feld's children, as to which Mr. David Feld disclaims beneficial ownership. Mr. David Feld's address is c/o Today's Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.
(3) Includes options to purchase 7,500 shares under the 1992 Director Plan and 20,000 shares under the 1995 Director Plan.

(4) Includes 2,000 shares held by Mr. Brind in trust for his sons and 4,000 shares owned by his wife.
(5) Includes options to purchase 30,000 shares under the Employee Stock Option Plan and 1,218 shares allocated to his account in the 401(k) Profit Sharing Plan. Includes 124,100 shares held in trusts for the benefit of Mr. David Feld's children for which trusts Mr. Wasserman is trustee. Also excludes shares held in trusts for the benefit of Mr. Wasserman's children and grandchildren. Mr. Wasserman disclaims beneficial ownership as to all such trust shares.
(6) Includes options to purchase 24,333 shares under the Employee Stock Option Plan and 1,197 shares allocated to his account in the 401(k) Profit Sharing Plan. Includes 100 shares held by Mr. Larry Feld in trust for his son.
(7) Includes options to purchase 15,733 shares under the Employee Stock Option Plan and 1,471 shares allocated to his account in the 401(k) Profit Sharing Plan.
(8) Includes options to purchase an aggregate of 155,916 shares held by all directors and executive officers as a group under the 1992 Director Plan, the 1995 Director Plan and Employee Stock Option Plan, and 6,094 shares allocated to the accounts of all executive officers as a group under the 401(k) Profit Sharing Plan.

Item 13.  Certain Relationships and Related Transactions.

Certain Transactions

         Executive Equity Plan Loans. The Company made loans to the former participants of the Company's Executive Equity Plan to permit them to pay their federal and state income tax resulting from the termination of that plan in 1992 and the conversion of the participant's interests in the plan into shares of Common Stock, including loans of $239,085 to Mr. Wasserman, $272,798 to Mr. Larry Feld and $30,112 to Mr. Johnson. These loans bear interest at 1% above the prime rate, were payable in a single payment of principal and interest on April 14, 1996 (plus a 30 day grace period), subject to prepayment if the shares are sold or the participant's employment with the Company terminates, and are secured by a pledge of a portion of the shares. The Company believes that the interest rate of these loans was comparable to the interest rate that participants could obtain from unaffiliated parties but that the repayment terms may be more favorable. Certain of these loans, including Messrs. Wasserman's, Larry Feld's and Johnson's loans, are past due. The Company currently is evaluating appropriate arrangements with the obligors of these loans.

         Leases. The Company leases its executive offices, distribution center and certain adjoining land, located in Moorestown, New Jersey, and three of its superstores from Mr. David Feld. Set forth below is information with respect to those leases. Except as noted below, the Company pays an annual base rental and all operating expenses during the term of the lease, including property taxes and insurance. None of the leases have unexercised renewal options.

                                    Lease            Lease           Annual
                                Commencement      Termination         Base
          Location                  Date              Date         Rental (1)
          --------                  ----              ----         ----------
Center City Philadelphia, PA        1980              2007        $  364,992
Deptford, NJ                        1985              2008           296,000(2)
Moorestown, NJ                      1988              2010           739,200(3)
Langhorne, PA                       1988              2008           342,250(2)
-------------
(1) Does not include taxes, insurance and other operating expenses payable by the Company.
(2)  Increases annually based upon increases in the Consumer Price Index.
(3) A new lease agreement was executed in February 1995 which, among other things, increased the annual base rental and extended the term of lease.

         Mr. David Feld also was the landlord of the Company's King of Prussia location until August 1996 at which time he sold the property to an unaffiliated party.

         The Company leases from Mr. David Feld a parcel of land adjacent to the Company's Montgomeryville store for use as a parking lot pursuant to a two year lease which expired in March 1994. The Company paid an annual base rental of $81,000 plus all operating expenses during the term of this lease. The Company continues to lease this parcel on a month-to-month basis pending the execution of a new lease.

         In fiscal 1996, the Company paid an aggregate of $2,053,500 to Mr. David Feld under all leases with him. The Company believes that the terms of each of the leases with Mr. David Feld are no less favorable to the Company than those generally available from unaffiliated third parties. The Company will not lease additional facilities to or from any officers, directors or affiliated parties without the approval of its non-employee directors.

         Loans. In fiscal 1995, Mr. David Feld made a $5.0 million demand loan to the Company which bears interest at the prime rate plus 0.5%, payable quarterly in arrears. This loan is subordinated to the Company's existing credit facilities. No principal payments have been made to Mr. David Feld on this loan.

         Tax Indemnification Agreement. From January 1, 1987 to January 30, 1992, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986. As a result, the net income of the Company, for federal and certain state income tax purposes, was reported by and taxed directly to Mr. David Feld, the Company's sole shareholder at such time, rather than to the Company. In connection with the Company's initial public offering, the Company entered into a tax indemnification agreement, as amended, with Mr. David Feld which provided for, among other things (i) an indemnification by the Company of Mr. Feld for any losses or liabilities with respect to any additional taxes (including interest, penalties, legal fees and any additional taxes resulting from any indemnification) resulting from the Company's operations during the period in which it was an S Corporation and (ii) an indemnification by Mr. Feld of the Company for the amount of any tax refund received by Mr. Feld due to a reduction in his share of the Company's S Corporation earnings for calendar year 1991 and the period from January 1 through January 30, 1992 less any income payable by Mr. Feld with respect to distributions to him from January 1, 1991 through September 15, 1993.

         Manufacturing Facility. In May 1995, Mr. David Feld acquired a manufacturing facility that was engaged in the production of tailored clothing for the Company. Prior to acquiring this facility, Mr. Feld offered the opportunity to make the acquisition to the Company; however, upon the recommendation of the Audit Committee, the Board of Directors (with Mr. David Feld abstaining) decided not to make the acquisition. The Company made purchases totaling approximately $3,642,300 from this facility during 1996. The Company believes that the costs of the purchases from this facility after the acquisition by Mr. Feld were comparable to the costs of tailored clothing generally available to the Company from unaffiliated parties. In April, 1997, Mr. Feld sold this facility to an unaffiliated party.

                                     PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.

     (a) Documents filed as part of this report:

         1. List of Consolidated Financial Statements. The following Consolidated Financial Statements and the notes thereto of Today's Man, Inc., which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-K:

              Consolidated Balance Sheets as of February 3, 1996 and February 1,
                   1997
              Consolidated Statements of Operations for the fiscal years ended
                  January 28, 1995, February 3, 1996 and February 1, 1997
              Consolidated Statements of Shareholders' Equity for the fiscal years ended January 28, 1995, February 3,
                   1996 and February 1, 1997
              Consolidated Statements of Cash Flows for the fiscal years ended
                   January 28, 1995, February 3, 1996 and February 1, 1997
              Notes to Consolidated Financial Statements

              The Report of Independent Auditors, which covers the Company's Consolidated Financial Statements appears on page F-2 of this Report on Form 10-K.

         2. List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by "*".

         3. No financial statement schedules have been included because there is either no respective financial statement caption or there is full disclosure in the Notes to the Consolidated Financial Statements.

Exhibit No.                                 Description
-----------                                 -----------

    3.1 (1)   The Company's Amended and Restated Articles of Incorporation

    4.1 (1)   Specimen of Common Stock Certificate

   10.5 (1)   Lease between Mr. David Feld and the Company relating to the Company's central headquarters and distribution center

Exhibit No.                                 Description
-----------                                 -----------

  10.6  (1)   Lease, as amended, between Mr. David Feld and the Company relating to the Center City
              Philadelphia store

  10.7  (1)   Lease between Mr. David Feld and the Company relating to the Deptford store

  10.9  (1)   Lease, as amended, between Mr. David Feld and the Company relating to the Langhorne store

  10.10 (1)   Lease between Mr. David Feld and the Company relating to the lease of a parking lot adjacent to the Montgomeryville store

 *10.12 (1)   Employee Stock Option Plan

 *10.13 (1)   Director Stock Option Plan

 *10.14 (1)   401(k) Profit-Sharing Plan, as amended, and related Trust Agreement

  10.15 (1)   Tax Indemnification Agreement between the Company and Mr. David Feld

  10.19 (1)   First Amendment and Waiver to Subordinated Loan Agreement between the Company and Barclays
              Bank, PLC

  10.20 (1)   Registration Rights and Board Observation Rights Agreement between the Company and Barclays
              Bank, PLC

  10.21 (1)   Amendment to First Amendment and Waiver to Subordinated Loan Agreement between the Company and
              Barclays Bank, PLC to reflect a reduction in the net proceeds of the initial public offering and a reduction in the amount of the S corporation earnings distribution payable to the principal shareholder

  10.22 (3)   Amendment No. 1 to Tax Indemnification Agreement between the Company and Mr. David Feld

  10.23 (4)   Amended and Restated License Agreement between the Company and D&L, Inc.

 *10.24 (2)   Form of Note and Stock Pledge Agreement for Executive Equity Plan tax loans

  10.26 (2)   Second  Amendment and Consent to Subordinated  Loan Agreement  between the Company and Barclays Bank,
              PLC

  10.28 (4)   Third Amendment and Consent to the Subordinated  Loan Agreement  between the Company and Barclays
              Bank, PLC

  10.30 (4)   Amendment No. 1 to Employee Stock Option Plan

  10.31 (4)   Amendment No 1 to Director Stock Option Plan

  10.37 (6)   Fifth  Amendment,  Waiver and  Consent to the  Subordinated  Loan  Agreement  between the Company and
              Barclays Bank, PLC

  10.39 (6)   Sixth Amendment and consent to the Subordinated Loan Agreement between the Company and Barclay's
              Bank, PLC.

  10.40 (6)   Credit  agreement  among Today's Man, Inc. and its  subsidiaries,  NationsBank,  N.A.,  Shawmut Bank,
              N.A., and The Bank of New York, N.A.

  10.41 (7)   Seventh Amendment and Consent to the Subordinated Loan Agreement between the Company and
              Barclay's Bank, PLC.


Exhibit No.                                 Description
-----------                                 -----------

  10.42  (7)  Amended & Restated Credit  Agreement dated as of April 27, 1995,  amended and restated as of November
              17,  1995,  among  NationsBank,  N.A.,  Shawmut  Bank,  N.A.  (now  known as Fleet  National  Bank of
              Massachusetts),  and The  Bank of New  York  (NJ)  and  the  Company  and  each of its  directly  and indirectly owned subsidiaries.

  10.43  (7)  Letter Agreement  between David Feld and the Company dated November 17, 1995 concerning  repayment of indebtedness to Mr. Feld.

  10.44  (8)  Replacement Subordinated Demand Note between the Company and David Feld.

  10.46  (8)  License Agreement between the Company and Shoe Corporation of America.

  10.47       Order of the U.S. Bankruptcy Court dated May 22, 1996 approving the Employee Retention Plan.

  10.48       Order of the U.S.  Bankruptcy  Court dated July 25, 1996  approving the  remaining  provisions of the
              Employee Retention Plan.

   21.1  (5)  Subsidiaries of the Registrant

   23.1       Consent of Ernst & Young LLP

   27.1       Financial Data Schedule

              (b) Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended February 1, 1997.

--------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-46755) filed with the Securities and Exchange Commission on March 26, 1992.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-60798) filed with the Securities and Exchange Commission on April 9, 1993.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992 (Commission File No. 0-20234).

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 29, 1994 (Commission File No. 0-20234).

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995 (Commission File No. 0-20234).

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995 (Commission File No. 0-20234).

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995 (Commission File No. 0-20234).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996 (Commission File No. 0-20234).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 1997.

                                 TODAY'S MAN, INC.


                                 By: /s/David Feld
                                     -----------------------------------------
                                     David Feld
                                     Chairman of the Board and Chief Executive
                                     Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


         Signature                                   Capacity                                   Date
         ---------                                   --------                                   ----

/s/David Feld                       Chairman of the Board and Chief Executive           April 30, 1997
---------------------------         Officer (principal executive officer)
David Feld

/s/Leonard Wasserman                Office of the President and Director                April 30, 1997
---------------------------
Leonard Wasserman

/s/Larry Feld                       Vice President, Secretary and Director              April 30, 1997
---------------------------
Larry Feld

/s/Frank E. Johnson                 Executive Vice President, Treasurer and             April 30, 1997
---------------------------         Chief Financial Officer
Frank E. Johnson

/s/Gary Kellman                     Executive Vice President, General Merchandise       April 30, 1997
---------------------------         Manager
Gary Kellman

/s/Barry S. Pine                    Vice President, Controller and Chief Accounting     April 30, 1997
---------------------------         Officer
Barry S. Pine

/s/Ira Brind                        Director                                            April 30, 1997
---------------------------
Ira Brind

/s/Verna K. Gibson                  Director                                            April 30, 1997
---------------------------
Verna K. Gibson

/s/Bernard J. Korman                Director                                            April 30, 1997
---------------------------
Bernard J. Korman


                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page

Report of Independent Auditors                                                                   F-2

Consolidated Balance Sheets as of February 3, 1996 and February 1, 1997                          F-3

Consolidated Statements of Operations for the fiscal years ended
    January 28, 1995, February 3, 1996 and February 1, 1997                                      F-4

Consolidated Statements of Shareholders' Equity for the fiscal years ended
    January 28, 1995, February 3, 1996 and February 1, 1997                                      F-5

Consolidated Statements of Cash Flows for the fiscal years ended
    January 28, 1995, February 3, 1996 and February 1, 1997                                      F-6

Notes to Consolidated Financial Statements                                                       F-7


REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Today's Man, Inc.


We have audited the Consolidated Balance Sheets of Today's Man, Inc. (the Company and its principal operating subsidiaries in reorganization under Chapter 11 of the United States Bankruptcy Code since February 2, 1996, see Note 1 to the Consolidated Financial Statements) as of February 1, 1997 and February 3, 1996, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three fiscal years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Consolidated Financial Position of Today's Man, Inc. at February 1, 1997 and February 3, 1996, and the Consolidated Results of its Operations and its Cash Flows for each of the three fiscal years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of the Company's operations and realization of its assets and payments of its liabilities in the ordinary course of business. On February 2, 1996, Today's Man, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and is currently operating its business as a debtor-in-possession under the supervision of the Bankruptcy Court. The Chapter 11 filing was the result of difficulties in retaining bank financing, operating losses, deterioration of vendor support, and cash flow problems. As more fully described in Note 1, the Company's ability to continue as a going concern depends upon, among other things, approval of a plan of reorganization by the Bankruptcy Court, a return by the Company to profitability, and its ability to generate sufficient cash from operations and other financing sources to support its business activities, all of which are uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to finance operating activities and further reorganize operations are described in Note 1. The accompanying Consolidated Financial Statements do not reflect further adjustments that may be required in connection with reorganizing the Company under Chapter 11 of the United States Bankruptcy Code.


                                                           ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 19, 1997

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                           CONSOLIDATED BALANCE SHEETS


                                                                                       February 3,        February 1,
                                                                                          1996               1997
                                                                                   ---------------    ---------------
                                                      ASSETS
Current assets:
       Cash and cash equivalents                                                   $     1,385,400    $    22,926,000
       Due from credit card companies and other receivables, net of allowance
            for uncollectible accounts of $151,600 and $284,000                          2,973,600          2,299,400
       Refundable income taxes                                                           6,016,000                  -
       Inventory                                                                        35,465,800         28,636,600
       Prepaid expenses and other current assets                                         2,413,200          3,548,300
       Prepaid inventory purchases                                                       4,324,500          2,047,100
                                                                                   ---------------    ---------------
            Total current assets                                                        52,578,500         59,457,400

Property and equipment, less accumulated depreciation and amortization                  35,530,500         33,452,200
Loans to shareholders                                                                      228,400            228,400
Rental deposits and other noncurrent assets                                              9,865,100          2,258,700
                                                                                   ---------------    ---------------
                                                                                   $    98,202,500    $    95,396,700
                                                                                   ===============    ===============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Trade accounts payable                                                      $     2,543,700    $     3,801,800
       Accrued expenses and other current liabilities                                    3,085,700          4,731,500
       Income taxes payable                                                                 30,700                  -
       Current maturities of capital lease obligations                                   2,134,600          1,396,500
                                                                                   ---------------    ---------------
            Total current liabilities                                                    7,794,700          9,929,800

Capital lease obligations, less current maturities                                       3,343,400          2,264,000
Deferred rent and other                                                                  4,111,500          4,580,300
Liabilities subject to settlement                                                       61,886,900         63,367,900
                                                                                   ---------------    ---------------
                                                                                        77,136,500         80,142,000

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued Common stock, no par value, 20,000,000 shares authorized, 10,861,005
   Shares issued and outstanding                                                        38,269,100         38,269,100
Retained earnings (deficit)                                                            (17,203,100)       (23,014,400)
                                                                                   ----------------   ----------------
Total shareholders' equity                                                              21,066,000         15,254,700
                                                                                   ---------------    ---------------
                                                                                   $    98,202,500    $    95,396,700
                                                                                   ===============    ===============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       For the Fiscal Years Ended
                                                                       --------------------------

                                                     January 28,       February 3,        February 1,
                                                        1995              1996               1997
                                                   ---------------   ---------------    ---------------
                                                     (52  weeks)       (53 weeks)         (52 weeks)

Net sales                                          $   216,892,600   $   263,256,000    $   204,042,400

Cost of goods sold                                     137,439,200       180,928,200        134,524,200
                                                   ---------------   ---------------    ---------------

     Gross profit                                       79,453,400        82,327,800         69,518,200

Selling, general and administrative expenses            70,264,100       100,753,000         65,982,500

Restructuring charges                                            -        19,248,700                  -
                                                   ---------------   ---------------    ---------------

     Income (loss) from operations                       9,189,300       (37,673,900)         3,535,700

Reorganization items:

     Professional fees and other                                 -                 -          4,341,100

     Asset write-offs and additional lease
        rejection claims, net                                    -                 -          4,816,900

     Interest income                                             -                 -           (310,300)
                                                   ---------------   ---------------    ----------------

Net reorganization items                                         -                 -          8,847,700

Interest expense (excludes contractual interest
   of $2,785,200  in fiscal year ended
   February 1, 1997)
                                                         1,793,700         3,577,200            484,300

Interest income                                            (95,600)          (19,900)                 -

Other expense, net                                         535,300           653,500             15,000
                                                   ---------------   ---------------    ---------------

     Income (loss) before income taxes                   6,955,900       (41,884,700)        (5,811,300)

Income tax provision (benefit)                           2,348,000        (6,201,000)                 -
                                                   ---------------   ----------------   ---------------

     Net income (loss)                             $     4,607,900   $   (35,683,700)   $    (5,811,300)
                                                   ===============   ================   ================

     Net income (loss) per share                   $           .43   $         (3.29)   $         (0.54)
                                                   ===============   ================   ===============


Weighted average shares outstanding                     10,818,956        10,846,971         10,861,005


                             See accompanying notes.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                    COMMON STOCK
                                                                                             RETAINED
                                                           NUMBER                            EARNINGS
                                                          OF SHARES         AMOUNT           (DEFICIT)
                                                         -----------     ------------      --------------
Balances at January 29, 1994                              10,798,815     $ 37,802,400      $   13,872,700

   Exercise of stock options                                  30,420          228,100                   -

   Shares issued                                                  70              800                   -

   Net income                                                      -                -           4,607,900
                                                         -----------     ------------      --------------

Balances at January 28, 1995                              10,829,305       38,031,300          18,480,600

   Exercise of stock options                                  31,700          237,800                   -

   Net loss                                                        -                -         (35,683,700)
                                                         -----------     ------------      ---------------

Balances at February 3, 1996                              10,861,005       38,269,100         (17,203,100)

   Net loss                                                        -                -          (5,811,300)
                                                         -----------     ------------      ---------------

Balances at February 1, 1997                              10,861,005     $ 38,269,100      $  (23,014,400)
                                                         ===========     ============      ===============



                             See accompanying notes.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Fiscal Years Ended
                                                        ----------------------------------------------------------
                                                            January 28,          February 3,          February 1,
                                                                1995                 1996                 1997
                                                                ----                 ----                 ----
Operating activities:
     Net income (loss)                                  $     4,607,900      $   (35,683,700)     $    (5,811,300)
     Adjustments to reconcile net income (loss)
         to net cash (used in) provided by
         operating activities:
         Depreciation and amortization                        3,639,300            4,790,700            4,066,200
         Provision for uncollectible accounts
             receivable                                         163,800               88,300              162,000
         Accretion of debt discount                             230,300              416,000                    -
         Deferred rent and other                                578,900              907,300              468,800
         Restructuring charges                                        -           18,901,200                    -
     Changes in operating assets and liabilities:
         Decrease (increase) in receivables                    (996,800)           1,395,900              405,000
         Decrease (increase) in inventory                   (12,938,900)          21,680,900            6,829,200
         (Increase) decrease in refundable
         income taxes                                                 -           (6,016,000)           6,016,000
         (Increase) decrease in prepaid expenses               (531,600)           2,403,200            1,142,300
         (Decrease) increase in payables, accrued
           expenses and liabilities subject to
           settlement                                         9,202,500           (4,825,500)           4,155,200
         (Increase) decrease in other
             noncurrent assets                               (4,170,400)            (651,700)           1,244,900
     Changes due to reorganization activities:
         Reorganization costs                                         -                    -            8,847,700
         Payment of reorganization costs                              -                    -           (3,309,200)
                                                        ---------------      ---------------      ----------------
     Total adjustments                                       (4,822,900)          39,090,300           30,028,100
                                                        ---------------      ---------------      ---------------

Net cash (used in) provided by operating activities            (215,000)           3,406,600           24,216,800

Investing activities:
     Capital expenditures                                   (13,769,200)         (11,141,500)          (1,278,900)
     Shareholder loans                                           46,200              354,100                    -
                                                        ---------------      ---------------      ---------------

Net cash used in investing activities                       (13,723,000)         (10,787,400)          (1,278,900)

Financing activities:
     Borrowings under pre-petition revolving
         credit facility                                    121,321,700          136,166,000                    -
     Subordinated loan from majority shareholder                      -            5,000,000                    -
     Repayment of capital leases                             (1,544,600)          (2,349,600)          (1,397,300)
     Repayment of pre-petition debt                        (107,090,300)        (131,380,100)
     Proceeds from sale of stock options                        228,900              237,800                    -
                                                        ---------------      ---------------      ---------------

Net cash provided by (used in) financing activities          12,915,700            7,674,100           (1,397,300)

Net increase (decrease) in cash and cash
     equivalents                                             (1,022,300)             293,300           21,540,600
Cash and cash equivalents at beginning of year                2,114,400            1,092,100            1,385,400
                                                        ---------------      ---------------      ---------------
Cash and cash equivalents at end of year                $     1,092,100      $     1,385,400      $    22,926,000
                                                        ===============      ===============      ===============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Chapter 11 Proceedings

     On February 2, 1996 Today's Man, Inc. ("the Company") and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under federal bankruptcy law are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the accompanying Consolidated Balance Sheet as "liabilities subject to settlement." In addition, the filing of a voluntary petition under Chapter 11 was an event of default under all of the Company's loan agreements (See Note 7). One subsidiary was not included in the Chapter 11 filings. The results of its operations and financial position are not material to the Consolidated Financial Statements.

     On March 11, 1996 by order of the Bankruptcy Court, the Company received final approval for a $20 million Debtor-In-Possession Revolving Credit Facility (the "DIP Facility") with the CIT Group/Business Credit, Inc. The DIP Facility permits borrowings of up to $20 million, including a letter of credit sublimit of $15.0 million, through the earlier of February 13, 1998 or the date of substantial consummation of a plan of reorganization. Borrowings under the DIP Facility will be subject to availability under a borrowing base formula. Interest is payable monthly at the prime rate plus 0.5%. The Company has had no borrowings under this DIP Facility since the inception of the loan. Loans under the DIP Facility will have a superpriority administrative expense claims status under the Bankruptcy Code, subject to certain exceptions.

     The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 proceedings, and circumstances relating to this event, including the Company's debt structure, its operating losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. As reflected in the Consolidated Financial Statements, the Company experienced significant net losses in 1996 and 1995. During the Chapter 11 proceedings, the Company has incurred and will continue to incur substantial reorganization costs. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to secure adequate exit financing and to maintain compliance with all debt covenants under the post-petition financing, combined with the achievement of profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     A plan of reorganization, as finally approved by the Bankruptcy Court, could materially change the currently recorded amounts of assets and liabilities. These financial statements do not reflect further adjustments to the carrying value of assets and the amounts and classifications of liabilities or shareholders' equity that might be necessary as a consequence of the bankruptcy proceedings. Events completed in relation to the Company's ongoing operational restructuring include the closing of ten underperforming locations and its outlet center and reductions in store operating expenses and corporate overhead. Additional components of the operational restructuring include ongoing evaluation of store operations, review of both corporate and store expenses and a refocusing of the Company's merchandising and marketing strategies.

     Since the commencement of the Chapter 11 filing, the Company has had the exclusive right to file a plan of reorganization. The period of exclusivity granted to the Company has been extended and is now scheduled to expire on June 2, 1997. The Company has agreed that it will not seek an extension of the period of exclusivity without the prior written consent of the Creditor's Committee. Any extension is within the discretion of the Bankruptcy Court.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Certain leases and contracts have been rejected in connection with the Chapter 11 proceedings. Obligations related to these rejected items have been included in liabilities subject to settlement in amounts pursuant to the Bankruptcy Code. The ultimate amount of such claims is subject to adjustment based on the finalization of a reorganization plan. Accordingly, the Company cannot presently determine the ultimate liability which may result from the filing of claims for any contracts which have been or may subsequently be rejected in the Chapter 11 proceedings.

     The Court established September 3, 1996 (the "Bar Date") as the deadline for filing proofs of claim in the Chapter 11 proceedings. The Company has notified all known claimants for the purposes of identifying all pre-petition claims against the Company.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The principal categories of claims classified as liabilities subject to settlement are identified below. All amounts below may be subject to further adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise resulting from rejection of additional executory contracts or unexpired leases by the Company.


                                           February 3,      February 1,
                                               1996             1997
                                           -----------      -----------
Revolving credit facility                 $ 20,100,000     $ 21,894,000
Senior subordinated debt                     1,750,000        1,750,000
Subordinated debt                            5,000,000        5,000,000
Accounts payable                            28,039,800       28,678,500
Lease termination claims                     6,300,000        6,045,400
Other                                          697,100                -
                                          ------------     ------------
Total liabilities subject to settlement   $ 61,886,900     $ 63,367,900
                                          ============     ============

     There are approximately 4,000 scheduled liabilities and filed proofs of claim against the Company. The aggregate amount of those claims which specified amounts was approximately $270,000,000. Included among the claims filed have been claims of unspecified amounts. The Company considers this amount to be highly inflated and a totally unreliable estimate of its liabilities. The Company intends to request the Bankruptcy Court to approve reductions of, or to expunge, overstated, duplicate or amended claims. The ultimate amount of and settlement terms for such liabilities will be subject to an approved plan of reorganization and, accordingly, are not presently determinable. Therefore, no provision has been made for the differences between the amounts filed with the court and the balances reflected in the accompanying Consolidated Financial Statements.

2.   Description of Business and Significant Accounting Policies

     Description of Business

     The Company operates menswear superstores specializing in tailored clothing, furnishings and accessories and sportswear. The Company also offers footwear through licensed shoe departments. The superstores are located in the Greater Philadelphia, Washington, D.C. and New York Markets.

     Financial Reporting for Bankruptcy Proceedings

     The American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

     Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting/accounting treatments in respect to each of the financial statements.

     Consolidated Balance Sheet

     The balance sheet separately classifies pre-petition and post-petition liabilities. A further distinction is made between pre-petition liabilities subject to settlement (generally unsecured and undersecured claims) and those not subject to settlement (fully secured claims). Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amounts for which those allowed claims may be settled. Under an approved final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     When a liability subject to settlement becomes an allowed claim and that claim differs from the net carrying amount of the liability, the net carrying amount is adjusted to the amount of the allowed claim. The resulting gain or loss is classified as a reorganization item in the Consolidated Statement of Operations.

     Consolidated Statements of Operations

     Pursuant to SOP-90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported in the Consolidated Statement of Operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed claim.

     Consolidated Statements of Cash Flows

     Reorganization items are reported separately within the operating, investing and financing categories of the Consolidated Statement of Cash Flows.

     Credit Card Receivables

     The Company sells through third-party credit cards and collects related receivables, generally within seven days. The Company, in connection with the November 1995 Amendment and Restatement of its Revolving Credit Agreement, granted the bank lenders a security interest in certain non-inventory assets. Included in Cash and cash equivalents is approximately $1.0 million representing the proceeds from receivables related to credit card sales in the three days preceding the Chapter 11 filing which have been separated from the Company's operating bank accounts for the potential benefit of the bank lenders if it is ultimately determined that they have valid liens.

     Inventory

     Inventory consisting of merchandise held for sale is valued at cost, using the retail method, which is not in excess of market.

     Prepaid Inventory Purchases

     Prepaid inventory purchases includes costs associated with merchandise acquired which has not been received as of the Consolidated Balance Sheet date.

     Property and Equipment

     Property and equipment is stated at cost. Included in the cost is capitalized interest in the amount of $193,800 for fiscal 1994 and $0 for both fiscal 1995 and 1996 respectively. Depreciation and amortization is computed using the straight-line method for financial reporting and accelerated methods for tax purposes over the estimated useful lives of the assets, ranging from 3-22 years, or the terms of applicable leases, if shorter.

     Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

     Cash and Cash Equivalents

     For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company held $22,926,000 of such investments at February 1, 1997. These investments are stated at cost which approximates market.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Preopening Costs

     Non-capital costs associated with the opening of new locations are expensed in the year of opening.

     Recent Accounting Pronouncements

     The Company has adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS 123, "Accounting for Stock-based Compensation," in the fiscal year beginning February 4, 1996. The adoption of these standards did not have a material impact on the Company's Consolidated Financial Statements. SFAS 123 provides two alternative forms of accounting for stock compensation: pro-forma disclosure of the effects on net income and earnings per share, or a charge to earnings. The Company elected to utilize the pro-forma disclosure alternative in its Consolidated Financial Statements and to account for stock-based compensation in accordance with APB No. 25 "Accounting for Stock Issued to Employees."

     Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions are eliminated. The Company operates on a 52-53 week with fiscal year end being the Saturday closest to January 31.

     Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during each year. The calculation of net loss per common share does not include share equivalents in determining the weighted average shares outstanding as the result would be antidilutive.

     Use of Estimates

     The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. See Note 1 "Chapter 11 Proceedings" regarding the potential impact of the Bankruptcy proceedings on the amount of recorded assets and liabilities.

     Reclassifications

     Certain amounts in prior years have been reclassified to conform with the current year presentation.

     Advertising

     The Company utilizes both broadcast and print advertising and expenses related costs as incurred. Advertising expense was $14,467,200, $23,129,900 and $11,066,000 for the fiscal years 1994, 1995 and 1996, respectively.

3.   Restructuring

     At February 3, 1996, the Company recorded a charge of $19,248,700 related to the decision to restructure the operations of the Company to reduce operating costs. The primary components of the charge are summarized below:

                Fixed asset write-offs                        $12,622,700
                Lease rejection, exit and other costs           6,626,000
                                                              -----------
                                                              $19,248,700
                                                              ===========

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The asset write-offs are comprised of fixtures and leasehold improvements abandoned or disposed of in conjunction with store closings in the Greater Chicago, New York and Washington, D.C. markets as well as the outlet store in Sawgrass Mills, Florida. Sales and losses from operations for these locations were $44,500,000 and $12,300,000, respectively, for fiscal 1995. Sales of $3,830,400 were produced in these locations prior to their closing in the first quarter of fiscal 1996. Lease rejection costs reflect management's estimate of the settlement amounts related to lease rejections for closed stores, and are included in Liabilities subject to settlement in the accompanying Consolidated Balance Sheet. The ultimate satisfaction of these lease rejection claims is subject to confirmation of any proposed plan of reorganization.

     In addition, during 1995, in actions apart from the restructuring, the Company incurred costs of $2,700,000 for severance of officers, the write-off of amounts related to the development of new stores and closing a foreign buying office. These amounts are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

4. Property and Equipment

     Property and equipment is summarized as follows:

                                                                    February 3,       February 1,
                                                                        1996              1997
                                                                  ------------      ------------
Furniture, fixtures and signs                                     $  7,837,500      $  4,663,400
Leasehold improvements                                              42,245,900        32,198,400
Automotive equipment                                                    62,600            62,600
Data processing equipment                                            1,394,800         1,582,200
Fixtures and equipment under capital leases                         13,005,800         8,377,500
                                                                  ------------      ------------
          Gross property and equipment                              64,546,600        46,884,100
Accumulated depreciation                                           (21,691,100)       (9,542,600)
Accumulated amortization of equipment under capital leases          (7,325,000)       (3,889,300)
                                                                  ------------      -------------
          Net property and equipment                              $ 35,530,500      $ 33,452,200
                                                                  ============      ============

     Gross property and equipment and accumulated depreciation and amortization at February 3, 1996 include $12,622,700 which represents the reserve for the write-off of fixtures and leasehold improvements which were abandoned or disposed of in conjunction with the restructuring, during the fiscal year ended February 1, 1997. (See Note 3.) Property and equipment accounts and their associated accumulated depreciation accounts are reduced to "0" when the assets' useful life has expired. Depreciation and amortization expense related to property and equipment was $3,257,800, $4,133,600 and $3,329,700 for fiscal years 1994, 1995 and 1996, respectively.

5. Barter Credits

     At February 3, 1996, rental deposits and other noncurrent assets included $4,600,000 relating to trade credits received by the Company in exchange for merchandise sold to a barter agency. These credits may be used by the Company for the purchase of various merchandise and services through September 1998. The Company has determined that the Chapter 11 proceedings and the inherent business environment significantly limit its ability to use the credits. These limitations include, but are not limited to, reluctance on the part of vendors to accept such credits; the curtailment of the Company's previous growth strategy and a significant reduction in advertising expenditures. The Company wrote off the $4,600,000 in the fourth quarter of 1996. The charge is included as a component of the reorganization items in the accompanying Consolidated Statement of Operations.

6. Related Party Transactions

     Certain of the Company's superstores and its executive offices and distribution center are leased from the Company's principal shareholder. Rent expense on these locations was $2,211,200, $2,412,900 and $2,053,500 for the fiscal years ended January 28, 1995, February 3, 1996 and February 1, 1997, respectively.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Included in the schedule of operating lease commitments in Note 9 are required payments on leases with the Company's principal shareholder, for its principal offices and distribution center as well as certain stores, totaling $1,708,000 for each of the next five years and $11,997,900 thereafter. Certain of the leases require increasing payments based upon changes in the Consumer Price Index.

     In May 1995, the Company's principal shareholder acquired a manufacturing facility. Purchases by the Company from this facility were approximately $3,181,000 and $3,642,300 for the fiscal years ended February 3, 1996 and February 1, 1997, respectively.

     See Notes 7, 9 and 11 for discussions of additional related party transactions.

7. Debt

     As a result of the Chapter 11 filings (See Note 1) all long-term debt outstanding at February 2, 1996 has been classified as Liabilities subject to settlement. No principal or interest payments on pre-petition debt will be made without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been confirmed. A description of the debt facilities in existence at the petition date follows.

     In April 1995, the Company entered into a $50 million revolving credit facility with NationsBank, N.A., The Bank of New York, N.A., and Fleet Financial Corp., (formerly Shawmut Bank, N.A.) (the "Nations loan"). This facility replaced a $30 million Revolving Credit Agreement with First Fidelity Bank, N.A.

     The Nations loan was amended and restated in November 1995 to reflect certain financial covenant modifications to accommodate the violations in the second quarter of that fiscal year. The amended and restated Nations loan agreement contained covenants relating to mandatory reductions in the principal amounts outstanding. The Company reduced the outstanding principal balance from $42.9 million on October 28, 1995 to $14.9 million on December 31, 1995, below the covenant level of $15 million required in the amended loan agreement. Further, the Company maintained compliance with the $24 million covenant limit for the month of January 1996. In February 1996, the Company and the bank lenders reached an understanding with regard to the merchandise purchased under documentary letters of credit. This agreement, which was approved by the Bankruptcy Court, required the Company to pay 80% of the face amount of presentments in satisfaction of the documentary letters of credit and granted an undisputed unsecured claim in the amount of the remaining balance. The terms of the agreement also called for the Company to replace $550,000 of standby letters of credit. Pursuant to this agreement and the documentary letters of credit fundings made by the bank before consummation of this agreement, approximately $2.1 million was added to the principal outstanding. The bank has also claimed interest, fees and expenses in excess of $300,000 offset by a $600,000 gain from the conversion of forward foreign exchange contracts outstanding at February 2, 1996.

     The February 1995 amendment to the Fidelity Revolving Credit Agreement required the Company's principal shareholder to provide a $5.0 million subordinated demand loan to the Company. This loan bears interest at the rate equal to the Nations loan, payable quarterly. No principal payments have been made on this loan.

     The Company's senior subordinated loan agreement was amended in connection with the Nations loan agreement. This amendment accelerated the principal repayment schedule and, accordingly, the Company made principal payments of $750,000 in April and December 1995. The remaining principal balance was $1.75 million as of February 3, 1996.

     The filing of a voluntary Chapter 11 petition was an event of default under all of the Company's loan agreements. The Company has classified the loans from NationsBank, Barclays Bank, PLC and the subordinated loan from the principal shareholder as Liabilities subject to settlement in the accompanying Consolidated Balance Sheets. In accordance with provisions of SOP 90-7 (See Note
2), the Company has not recognized interest expense on these loans since the Chapter 11 filing as it is not probable that post-petition interest for any of these loans will be an allowed claim in these proceedings. The Company and its professionals are in the process of evaluating these issues. The Company's loan agreements prohibit the payment of cash dividends without prior consent of the lenders.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debtor-In-Possession Financing

     On March 11, 1996 by order of the Bankruptcy Court, the Company received final approval for a $20 million Debtor-In-Possession Revolving Credit Facility with The CIT Group/Business Credit, Inc. The facility permits borrowings of up to $20 million, including a letter of credit sublimit of $15.0 million, through the earlier of February 13, 1998 or the date of substantial consummation of a plan or reorganization. Borrowings under the facility are subject to availability under a borrowing base formula. Interest is payable monthly at the bank's prime rate plus 0.5%. Loans under the facility have a superpriority administrative expense claim status under the Bankruptcy Code, subject to certain exceptions. The Company had no cash borrowings under this facility during the fiscal year ended February 1, 1997. As of February 1, 1997 the Company had outstanding letters of credit totaling $4,333,000 issued under this facility.

9. Commitments and Contingencies

     The Company leases its stores and distribution center under non-cancelable operating leases. Several stores and the Company's distribution center are leased from the Company's principal shareholder. (See Note 6.) In addition, certain equipment leases are classified as capital leases. The following is a schedule by year of the future minimum lease payments for leases with initial terms in excess of one year at February 1, 1997:

                                                 Capital         Operating
                                                 Leases             Leases
                                                 ------             ------
1997                                        $  1,697,800      $   11,954,100
1998                                           1,396,000          11,762,800
1999                                             885,400          12,000,600
2000                                             215,300          11,474,000
2001                                                   -          10,608,600
Thereafter                                             -          43,030,400
                                            ------------      --------------
Total minimum lease payments                   4,194,500      $  100,830,500
                                                              ==============
Less:
      Amounts representing interest              534,000
                                            ------------
      Present value of net minimum lease
          payments                          $  3,660,500
                                            ============

     Amounts due on leases which have been rejected in connection with the Chapter 11 filing have been excluded from the above table.

     Total rent expense for the fiscal years ended January 28, 1995, February 3, 1996 and February 1, 1997 was $11,724,200, $16,424,800 and $12,593,900,
respectively.

     The distribution center lease provides for payment of direct operating costs including real estate taxes. Certain store leases provide for increases in rentals when sales exceed specified levels. To date, no such payments have been required.

     Certain store leases provide for predetermined escalations in future minimum annual rentals. The pro rata portion of future minimum rent escalations, amounting to $2,497,800 and $3,141,700 at February 3, 1996 and February 1, 1997 respectively, has been included in deferred rent and other in the accompanying Consolidated Balance Sheets.

10. Other Income/Expense

     The charge to other expense for the Company's owned life insurance program which was terminated during fiscal 1996 was $628,500, $476,000 and $0 for the years ended January 28, 1995, February 3, 1996 and February 1, 1997 respectively.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Profit Sharing Plan

     The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer up to 6% of their income on a pretax basis through contributions to the plan. Under the provisions of the plan, the Company matches 40% of the employees' contributions subject to a maximum limit.

     The charge to operations for Company contributions was $310,600, $344,800 and $266,800 for the years ended January 28, 1995, February 3, 1996 and February 1, 1997, respectively.

     In August 1995, the Company established an Employee Stock Purchase Plan which, once initiated, will enable eligible employees, through payroll deduction, to acquire the Company's Common Stock. The Company matches 10% of an employee's contribution. This plan has not yet been activated.

     On the termination of the Company's Executive Equity Plan in fiscal 1991, the Company provided loans to the Plan's participants to fund any federal and state income taxes relating to the issuance of the shares. The loans bear interest at 1% above the prime lending rate as established by the Company's principal lender. All principal and accrued interest was due on April 14, 1996. Loans are collateralized by the participants' shares of Common Stock. In the fourth quarter of 1995, the Company wrote down the shareholder loans to reflect the fair value of the underlying collateral. The amount of this charge was $684,000 and was included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations. At this time, the Company has made no decision relative to the collection of these loans.

12. Supplemental Cash Flow Information

                                                                 For the Fiscal Years Ended
                                                     -----------------------------------------------
                                                       January 28,       February 3,      February 1,
                                                           1995             1996             1997
                                                      -----------       -----------      -----------
Interest paid                                         $ 1,679,900       $ 3,654,900      $   452,400
Income taxes paid                                     $ 3,839,300       $ 1,089,800      $         -
Noncash investing and financing activities:
Capital lease obligations incurred                    $ 2,412,400       $ 2,830,100      $         -

13. Income Taxes

     The provisions for income taxes (benefit) consist of the following:

                                                                For  the  Fiscal  Years Ended
                                                     -----------------------------------------------
                                                       January 28,        February  3,    February 1,
                                                           1995              1996            1997
                                                      -----------       -----------      -----------
Current:
    Federal                                           $ 2,528,500      $ (5,796,300)    $          -
    State                                                 151,800                 -                -
Deferred:
    Federal                                              (193,700)         (375,900)               -
    State                                                (138,600)          (28,800)               -
                                                      -----------      ------------     ------------
                                                      $ 2,348,000      $ (6,201,000)    $          -
                                                      ===========      ============     ============


                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the effective tax rate with the statutory federal income tax rate follows:

                                                                    For the Fiscal Years Ended
                                                        -----------------------------------------------
                                                        January 28,        February 3,      February 1,
                                                           1995              1996             1997
                                                        ----------       -------------      -----------
Statutory federal income tax rate                          34.0%             34.0%            34.0%
State income tax, net of federal income tax effects          .1               -                -

Effect of permanent differences                            (3.7)              1.5            (28.6)
Federal income tax valuation allowance                      -               (20.7)            (6.7)
Other                                                       3.3               -                1.3
                                                            ---               -                ---
                                                           33.7%             14.8%               -%
                                                           ====              ====              ===


The components of the deferred tax assets and liabilities are as follows:

                                                                          February 3,      February 1,
                                                                             1996             1997
                                                                       -------------    -------------
Deferred tax assets:
    Accrued liabilities                                                $   8,472,200    $   2,877,000
    Inventory                                                                428,000          348,800
    Net operating loss carryforward                                          734,800        6,629,700
    AMT credit carryforward                                                  394,000          412,900
    Leases                                                                   807,600        1,275,500
    Bad debts                                                                 14,200          113,700
                                                                       -------------    -------------
Total deferred tax assets                                                 10,850,800       11,657,600
Less:  deferred tax valuation allowance                                  (10,196,800)     (10,619,000)
                                                                       -------------    -------------
Net deferred tax assets                                                      654,000        1,038,600
                                                                       -------------    -------------

Deferred tax liabilities:
    Property and equipment, including capital leases                         636,800          399,700

Other                                                                        417,200        1,038,900
                                                                       -------------    -------------
                                                                           1,054,000        1,438,600
                                                                       -------------    -------------
Net deferred tax liability                                             $     400,000    $     400,000
                                                                       =============    =============

The valuation allowance against deferred tax assets increased by $422,200 in fiscal 1996 due to the increase in net deferred tax assets.

The Company's fiscal 1995 loss was carried back and generated a refund of previously paid taxes of approximately $5,800,000. The bank lenders have, under the terms of the Amended and Restated Credit Agreements, asserted a lien on the amounts of such refunds. While the Company believes this assertion is without merit, if the lenders were successful any refund would be applied as a reduction of the Company's pre-petition liability to the lenders. The proceeds for the tax refund have been separated from operating bank accounts for the potential benefit of the bank lenders if it is ultimately determined that they have valid liens.

There are no additional taxes paid in prior years which are available for refund. As such, the remaining net operating loss carryforward of $16,773,500 and AMT credit carryforward of $412,900 are available to offset future tax liabilities, subject to any applicable limitations under Internal Revenue Code
Section 382 and can be affected by the ultimate treatment of liabilities subject to settlement. These carryforwards are fully offset by the valuation allowance. The federal net operating loss carryforwards expire in 2010 and 2011.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued

14.  Stock Option Plan

     The Company has elected to follow Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee and non-employee director stock options because the alternative fair value accounting provided for under FASB Statement No. 123, " Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the Company's stock-based awards results in pro-forma net income and earnings per share that are not materially different from amounts reported.

     At February 1, 1997, the Company had outstanding options to purchase an aggregate of 393,550 shares of Common Stock under employee and director stock option plans. The following table summarizes activity in fiscal 1994, fiscal 1995 and fiscal 1996.

                                                  Number of Shares Under Option              Exercise Price Per Share
                                                  -----------------------------              ------------------------
                                        Employee Stock    Director Stock
                                         Option Plan       Option Plan          Total
                                             (A)                (B)

Outstanding at January 29, 1994            361,050          15,000             376,050          $  7.50  -  $ 18.75
Options issued                             453,000           7,500             460,500          $  8.00  -  $ 15.75
Options canceled                            (9,450)              -              (9,450)         $  7.50  -  $ 18.00
Exercised                                  (30,420)              -             (30,420)                     $  7.50
                                         ----------       --------           ----------         -------------------

Outstanding at January 28, 1995            774,180          22,500             796,680          $  7.50  -  $ 18.75
Options issued                             196,000          30,000             226,000          $ 12.31  -  $ 13.75
Options canceled                          (378,030)        (22,500)           (400,530)         $  7.50  -  $ 18.75
Exercised                                  (31,700)              -             (31,700)                     $  7.50
                                         ----------       --------           ----------         -------------------

Outstanding at February 3, 1996            560,450          30,000             590,450          $  7.50  -  $ 18.75

Options issued                                   -          30,000              30,000                      $  1.69
Options canceled                          (226,900)              -            (226,900)         $  7.50  -  $ 18.75
Exercised                                        -               -                   -
                                         ----------       --------           ----------         -------------------

Outstanding at February 1, 1997            333,550          60,000             393,550          $  1.69  -  $ 15.75
                                           =======          ======           =========          ===================


Exercisable at February 1, 1997            228,104          60,000             288,104          $  1.69  -  $ 15.75
                                         =========        ========           =========          ===================

(A) Options to purchase an aggregate of 1,100,000 shares of Common Stock may be granted pursuant to this plan. Options are granted at the fair market value at the date of grant. At February 1, 1997, 695,630 shares were available for grant. The unexercisable options issued during the year ended January 28, 1995 vest over five years beginning in March 1995; the unexercisable options issued during the year ended February 3, 1996 vest over three years beginning in June 1996. All options issued expire ten years from the date of grant.

(B) In June of 1995, the 1995 Stock Option Plan for Non-Employee Directors was approved by the shareholders. The 1995 Director Plan replaced the 1992 Director Plan, which authorized the Company to issue options to purchase 50,000 shares of common stock. The 1995 Director Plan authorizes the Company to issue options to purchase an aggregate of 210,000 shares of common stock. Options are granted at the fair market value at the date of grant, and all options issued expire ten years from the date of grant. At February 1, 1997, 150,000 shares were available for grant pursuant to the 1995 Director Plan.