Form 10-Q
period 1997-05-03
TODAYS MAN INC
filed 1997-06-17
CIK 885546

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                       May 3, 1997
                                    ------------------------------------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______________________to _______________________

            ---------------------------------------------------------

                           Commission File No. 0-20234
                                              --------

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

                    YES         X             NO
                             -------               -------

10,861,005 common shares were outstanding as of June 16, 1997

                                TODAY'S MAN INC.

                                      INDEX


                                                                            PAGE
PART I.           FINANCIAL INFORMATION:

  Item 1.    Condensed Financial Statements - Unaudited

  Consolidated Balance Sheets
             May 3, 1997 and February 1, 1997.................................1

  Consolidated Statements of Operations
             Thirteen weeks ended May 3, 1997 and May 4, 1996.................2

  Consolidated Statements of Cash Flows
             Thirteen weeks ended May 3, 1997 and May 4, 1996.................3

             Notes to Consolidated Financial Statements......................4-6

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................7-9


PART II.          OTHER INFORMATION

  Item 1.    Legal Proceedings...............................................10

  Item 2.    Changes in Securities...........................................10

  Item 3.    Defaults Upon Senior Securities.................................10

  Item 4.    Submission of Matters to a Vote of Security Holders.............10

  Item 5.    Other Information...............................................10

  Item 6.    Exhibits and Reports on Form 8-K................................10

    Signatures...............................................................11

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                           CONSOLIDATED BALANCE SHEETS


                                                                                    May 3, 1997     February 1, 1997
                                                                                    -----------     ----------------
                                                                                    (Unaudited)

                                                      ASSETS

Current assets:
       Cash and cash equivalents                                                    $ 19,107,600       $ 22,926,000
       Due from credit card companies and other receivables, net                       3,066,500          2,299,400
       Inventory                                                                      33,100,300         28,636,600
       Prepaid expenses and other current assets                                       3,287,300          3,548,300
       Prepaid inventory purchases                                                     1,098,300          2,047,100
                                                                                    ------------       ------------
            Total current assets                                                      59,660,000         59,457,400

Property and equipment, less accumulated depreciation and amortization                32,535,300         33,452,200
Loans to shareholders                                                                    228,400            228,400
Rental deposits and other noncurrent assets                                            2,462,600          2,258,700
                                                                                    ------------       ------------
                                                                                    $ 94,886,300       $ 95,396,700
                                                                                    ============       ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Trade accounts payable                                                       $  4,146,100       $  3,801,800
       Accrued expenses and other current liabilities                                  4,092,000          4,731,500
       Current maturities of capital lease obligations                                 1,396,500          1,396,500
                                                                                    ------------       ------------
            Total current liabilities                                                  9,634,600          9,929,800

Capital lease obligations, less current maturities                                     1,787,300          2,264,000
Deferred rent and other                                                                4,692,700          4,580,300
Liabilities subject to settlement                                                     63,358,300         63,367,900
                                                                                    ------------       ------------
                                                                                      79,472,900         80,142,000

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, no par value, 20,000,000 shares authorized, 10,861,005
   shares issued and outstanding                                                      38,269,100         38,269,100
Retained earnings (deficit)                                                          (22,855,700)       (23,014,400)
                                                                                    ------------       ------------
Total shareholders' equity                                                            15,413,400         15,254,700
                                                                                    ------------       ------------
                                                                                    $ 94,886,300       $ 95,396,700
                                                                                    ============       ============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                      FOR THIRTEEN WEEKS ENDED
                                                                              MAY 3, 1997                MAY 4, 1996
                                                                              -----------                -----------

Net sales                                                                 $      43,928,900           $    46,397,400

Cost of goods sold                                                               27,997,800                33,179,800
                                                                          -----------------           ---------------

         Gross profit                                                            15,931,100                13,217,600

Selling, general and administrative expenses                                     15,062,100                16,098,000
                                                                          -----------------           ---------------

Income (loss) from operations                                                       869,000                (2,880,400)

Reorganization items:

         Professional fees and other                                                931,400                 1,326,100

         Interest income                                                           (277,800)                  (40,400)
                                                                          -----------------           ---------------

Net reorganization items                                                            653,600                 1,285,700

Interest expense and other income, net (excluding contractual interest                2,800                    42,600
of $701,200 for the first quarter of fiscal 1997)                         -----------------           ---------------

         Income (loss) before income tax expense                                    212,600                (4,208,700)

Income tax expense                                                                   53,900                         -
                                                                          -----------------           ---------------

Net income (loss)                                                         $         158,700           $    (4,208,700)
                                                                          =================           ===============

         Net income (loss) per share                                      $            0.01           $         (0.39)
                                                                          =================           ===============

Weighted average shares outstanding                                              10,861,005                 10,861,005


                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       FOR THIRTEEN WEEKS ENDED
                                                                                   MAY 3, 1997         MAY 4, 1996
                                                                                   -----------         -----------
Operating activities
         Net income (loss)                                                         $    158,700       $ (4,208,700)
         Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
                  Depreciation and amortization                                       1,074,300          1,352,000
                  Deferred credits                                                      112,400            198,700
       Changes in operating assets and liabilities:
             Increase in receivables                                                   (767,100)           (37,000)
             (Increase) decrease in inventory                                        (4,463,700)         3,134,200
             Decrease (increase) in prepaid expenses and other current assets         1,209,800           (416,500)
             Decrease in rental deposits and other non current assets                  (203,900)          (532,600)
             Increase (decrease) in payables, accrued expenses and
              liabilities subject to settlement                                        (208,900)         2,149,400
       Charges due to reorganization activities:
             Reorganization costs                                                       653,600          1,285,700
             Payment of reorganization costs                                           (749,500)          (290,000)
                                                                                   ------------       ------------
       Total adjustments                                                             (3,343,000)         6,843,900
                                                                                   ------------       ------------

Net cash (used in) provided by operating activities                                  (3,184,300)         2,635,200

Cash flow used in investing activities:
       Capital expenditures                                                            (157,400)          (278,800)
                                                                                   ------------       ------------
Net cash used in investing activities                                                  (157,400)          (278,800)

Cash flow used in financing activities:
       Repayment of capital leases                                                     (476,700)          (428,000)
                                                                                   ------------       ------------
Net cash used in financing activities                                                  (476,700)          (428,000)

Net increase (decrease) in cash and cash equivalents                                 (3,818,400)         1,928,400
Cash and cash equivalents at beginning of period                                     22,926,000          1,385,400
                                                                                   ------------       ------------
Cash and cash equivalents at end of period                                         $ 19,107,600       $  3,313,800
                                                                                   ============       ============


                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Chapter 11 Proceedings

     On February 2, 1996 Today's Man, Inc. ("the Company") and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under federal bankruptcy law are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the accompanying Consolidated Balance Sheet as "liabilities subject to settlement." In addition, the filing of a voluntary petition under Chapter 11 was an event of default under all of the Company's loan agreements. One subsidiary was not included in the Chapter 11 filings. The results of its operations and financial position are not material to the Consolidated Financial Statements.

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

     The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 proceedings, and circumstances relating to this event, including the Company's debt structure, its operating losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. As reflected in the Consolidated Financial Statements, the Company experienced significant net losses in each of fiscal year 1996 and 1995, respectively. During the Chapter 11 proceedings, the Company has incurred and will continue to incur substantial reorganization costs. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to secure adequate exit financing and to maintain compliance with all debt covenants under the post-petition financing, combined with the achievement of profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

     Since the commencement of the Chapter 11 filing, the Company has had the exclusive right to file a plan of reorganization. The period of exclusivity granted to the Company has been extended and is now scheduled to expire on June 24, 1997. The Company has agreed that it will not seek an extension of the period of exclusivity without the prior written consent of the Creditor's Committee. Any extension is within the discretion of the Bankruptcy Court.

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

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

     There are approximately 4,000 scheduled liabilities and filed proofs of claim against the Company. Included among the claims filed have been claims of unspecified amounts. The aggregate amount of those claims which specified amounts was approximately $270,000,000. The Company considers this amount to be highly inflated and a totally unreliable estimate of its liabilities. The Company intends to request the Bankruptcy Court to approve reductions of, or to expunge, overstated, duplicate or amended claims. The ultimate amount of and settlement terms for such liabilities will be subject to an approved plan of reorganization and, accordingly, are not presently determinable. Therefore, no provision has been made for the differences between the amounts filed with the court and the balances reflected in the accompanying Consolidated Financial Statements.

2.       Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's sales and the Chapter 11 filing, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 1998. For further information, refer to the financial statements and footnotes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997. The Company has adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."


3.       Segregated Cash

     The Company, in connection with the November 1995 Amendment and Restatement of its Credit Agreement (the "Amended and Restated Credit Agreement"), granted the bank lenders a security interest in certain non-inventory assets. Included in Cash and cash equivalents is approximately $1.0 million representing the proceeds from receivables related to credit card sales in the three days preceeding the Chapter 11 filing which have been separated from the Company's operating bank accounts for the potential benefit of the bank lenders if it is ultimately determined that they have valid liens.

     The Company's fiscal 1995 loss was carried back and generated a refund of previously paid taxes of approximately $5,800,000. The bank lenders have, under the terms of the Amended and Restated Credit Agreement, asserted a lien on the amounts of such refunds. While the Company believes this assertion is without merit, if the lenders' assertion was deemed successful any refund would be applied as a reduction of the Company's pre-petition liability to the lenders. The proceeds from the tax refund have been separated from operating bank accounts for the potential benefit of the bank lenders, if it is ultimately determined that they have valid liens.

4.       Use of Estimates

     In addition to the uncertainties related to the Chapter 11 proceedings, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


5.       Income Taxes

     There are no additional taxes paid in prior years which are available for refund. As such, the remaining net operating loss carryforward of $16,773,500 and AMT credit carryforward of $412,900 are available to offset future tax liabilities, subject to any applicable limitations under Internal Revenue Code
Section 382 and can be affected by the ultimate treatment of liabilities subject to settlement. These carryforwards are fully offset by a valuation allowance. The federal net operating loss carryforwards expire in 2010 and 2011.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

6.       Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. The calculation of net income (loss) per common share does not include share equivalents in determining the weighted average shares outstanding as the result would be antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, if any, will be excluded. The impact of Statement 128 is not expected to be material.

7.       Investment Considerations

     In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended February 1, 1997, a copy of which can be obtained upon written request to Mr. Frank E. Johnson, Chief Financial Officer, Today's Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.

8.       Safe Harbor Statement under Private Securities Litigation Reform Act of
         1995

     Certain statements in this Form 10-Q which are not historical facts, including, without limitation, statements as to the Company's planned results for 1997 or as to management's beliefs, expectations, or opinions, are forward looking statements that involve risks and uncertainties and are subject to change at any time. Certain factors, including, without limitation the risk that the assumptions upon which the forward-looking statements are based ultimately may prove incorrect, risks associated with the Company's Chapter 11 petition, and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, included, without limitation, its Annual Report on Form 10-K, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:


         On February 2, 1996, the Company and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

         The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 proceedings, and circumstances relating to this event, including the Company's debt structure, its operating losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As reflected in the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, the Company experienced significant net losses in fiscal 1996 and 1995, respectively. During the Chapter 11 proceedings, the Company has incurred and will continue to incur substantial reorganization costs. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to secure adequate exit financing and to maintain compliance with all debt covenants under the post-petition financing, combined with the achievement of profitable operations.

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

     The following table sets forth, as a percentage of net sales, certain items appearing in the consolidatd statements of operations for the thirteen week periods ended May 3, 1997 and May 4, 1996, respectively.


                                                                 PERCENTAGE OF NET SALES
                                                                      THIRTEEN WEEKS
                                                                          ENDED
                                                                   MAY 3,       MAY 4,
                                                                    1997         1996
                                                                --------------------------
Net sales                                                           100.0%       100.0%
Cost of goods sold                                                   63.7         71.5
                                                                --------------------------
  Gross profit                                                       36.3         28.5
Selling, general and administrative expenses                         34.3         34.7
                                                                --------------------------
  Income (loss) from operations                                       2.0         (6.2)
Reorganization items, net                                             1.5          2.8
  Interest expense and other income, net                              -            0.1
                                                                --------------------------
Income (loss) before income taxes                                     0.5         (9.1)
Income taxes                                                          0.1          -
                                                                ==========================
  Net income (loss)                                                   0.4%        (9.1)%
                                                                ==========================

THIRTEEN WEEKS ENDED MAY 3, 1997 AND MAY 4, 1996:

NET SALES. Net sales decreased $2,468,500 or 5.3% in the first quarter of fiscal 1997 compared to the year ago period. Comparative store sales increased 3.2%. During the first quarter of fiscal 1996, the Company closed 10 underperforming superstores and one outlet store. Those stores produced approximately $3.8 million in net sales during the quarter in which they were closed. This decrease was offset by improved sales in fiscal 1997 due to better in-stock positions, enhanced merchandise assortment and the fact that the licensed shoe departments that were in all locations in fiscal 1997, but in only 9 locations during the first quarter of fiscal 1996. Sales from licensed shoe departments increased $1,819,000 to $2,760,100 for the first quarter of fiscal 1997. There were 25 superstores in operation at May 3, 1997.


GROSS PROFIT. Gross profit as a percentage of net sales increased to 36.3% for the first quarter of fiscal 1997 from 28.5% in the year ago period. The improvement in gross margin is primarily attributable to the Company's ability to operate with less promotional sales and markdowns than the year ago period.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1,035,900 or 6.4% in the first quarter of fiscal 1997, and decreased as a percentage of sales to 34.3% from 34.7% in the first quarter of fiscal 1996. The decrease was the result of the cost savings obtained by operating eleven fewer locations. Store payroll, occupancy and advertising costs decreased by $824,600 or 7.9% in the first quarter of fiscal 1997, and represented 21.8% of sales compared with 22.4% of sales for the year ago period.


INTEREST EXPENSE, INTEREST INCOME AND OTHER EXPENSE, NET. Interest expense, interest income and other expense, net, decreased by $39,800 from the first quarter of fiscal 1996. The Company has not accrued interest on its pre-petition debt due to the stay imposed pursuant to the Chapter 11 filing which precludes the payment of principal and interest on pre-petition obligations during the reorganization period.


REORGANIZATION ITEMS, NET. Reorganization items consist of legal and financial advisory services incurred by the Company and the official Creditors' Committee in the administration of the Chapter 11 proceedings. Also included in this amount is the charge for the Retention Bonus Plan, as well as, interest income earned on accumulated cash balances. The reorganization items, net decreased by $632,100 from the prior year due to reduced professional fees and an increase in interest income due to higher invested balances.

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

The Company's primary sources of working capital are cash flow from operations. At May 3, 1997, the Company had working capital of $50,025,400 as compared with $49,527,600 at February 1, 1997.

On March 11, 1996 by order of the Bankruptcy Court, the Company received final approval for a $20 million Debtor-In-Possession Revolving Credit Facility (the "DIP Facility") with the CIT Group/Business Credit, Inc. The DIP Facility permits borrowings of up to $20 million, including a letter of credit sublimit of $15 million, through the earlier of February 13, 1998 or the date of substantial consummation of a plan of reorganization. Borrowings under the DIP Facility are subject to availability under a borrowing base formula. Interest is payable monthly at the bank's prime rate plus 0.5%. The Company has had no direct borrowings under this DIP Facility since the inception of the loan. Loans under the DIP Facility will have a super priority administrative expense claims status under the Bankruptcy Code, subject to certain exceptions.

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

The Company believes that the sources of capital above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 1997; however, as a result of the Company's Chapter 11 proceedings and the other events described above, no assurance can be given with respect to the Company's liquidity. The Company currently is evaluating various alternatives for a Plan of Reorganization, including various forms of financing, and intends to file a Plan of Reorganization by June 24, 1997. Upon emergence from the Chapter 11 proceedings, the Company will need to replace the DIP Agreement with a suitable financing structure to meet its plan of reorganization.

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



TODAY'S MAN, INC.
     (Registrant)


Date:   June 16, 1997                /s/David Feld
                                     ------------------------
                                     David Feld
                                     Chairman of the Board and
                                     Chief Executive Officer



Date:   June 16, 1997                /s/Frank E. Johnson
                                     ------------------------
                                     Frank E. Johnson
                                     Executive Vice President, Chief Financial
                                     Officer and Treasurer
                                     Principal Financial Officer



Date:   June 16, 1997                /s/Barry S. Pine
                                     ------------------------
                                     Barry S. Pine
                                     Vice President and Controller
                                     Principal Accounting Officer