Form 10-Q
period 1997-08-02
TODAYS MAN INC
filed 1997-09-16
CIK 885546

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 2, 1997

                                      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended _______________________to _______________________

                _________________________________________________

                           Commission File No. 0-20234



                                Today's Man, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                    23-1743137
    ------------------------------                   ---------------------------
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                      Identification No.)


   835 Lancer Drive, Moorestown, NJ                            08057
----------------------------------------                 -----------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number 609-235-5656


                                 Not Applicable
             ------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        YES ___X___         NO ____


10,861,005 common shares were outstanding as of September 16, 1997

================================================================================

                                TODAY'S MAN INC.

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I.        FINANCIAL INFORMATION:

      Item 1.  Condensed Financial Statements - Unaudited

      Consolidated Balance Sheets
               August 2, 1997 and February 1, 1997............................1

      Consolidated Statements of Operations
               Thirteen weeks ended August 2, 1997 and August 3, 1996.........2

      Consolidated Statements of Operations
               Twenty-six weeks ended August 2, 1997 and August 3, 1996.......3

      Consolidated Statements of Cash Flows
               Twenty-six weeks ended August 2, 1997 and August 3, 1996.......4

               Notes to Consolidated Financial Statements...................5-9

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................10-13


PART II.       OTHER INFORMATION

      Item 1.  Legal Proceedings.............................................14

      Item 2.  Changes in Securities.........................................14

      Item 3.  Defaults Upon Senior Securities...............................14

      Item 4.  Submission of Matters to a Vote of Security Holders...........14

      Item 5.  Other Information.............................................14

      Item 6.  Exhibits and Reports on Form 8-K..............................14

        Signatures...........................................................15

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                           CONSOLIDATED BALANCE SHEETS




                                                                          August 2,       February 1,
                                                                            1997             1997
                                                                            ----             ----
                                                                        (Unaudited)

                                              ASSETS

Current assets:
       Cash and cash equivalents                                    $16,902,000      $22,926,000
       Due from credit card companies and other receivables, net      2,627,800        2,299,400
       Inventory                                                     33,271,000       28,636,600
       Prepaid expenses and other current assets                      2,919,200        3,548,300
       Prepaid inventory purchases                                    5,633,600        2,047,100
                                                                     ----------       ----------
            Total current assets                                     61,353,600       59,457,400

Property and equipment, less accumulated depreciation and
  amortization                                                        31,660,800      33,452,200
Loans to shareholders                                                    228,400         228,400
Rental deposits and other noncurrent assets                            2,735,900       2,258,700
                                                                     -----------     -----------
                                                                     $95,978,700     $95,396,700
                                                                     ===========     ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Trade accounts payable                                        $ 4,530,400       3,801,800
       Accrued expenses and other current liabilities                  4,179,200       4,731,500
       Current maturities of capital lease obligations                 1,358,300       1,396,500
                                                                     -----------       ---------
            Total current liabilities                                 10,067,900       9,929,800

Capital lease obligations, less current maturities                     1,274,800       2,264,000
Deferred rent and other                                                4,244,500       4,580,300
Liabilities subject to settlement                                     64,309,000      63,367,900
                                                                     -----------      ----------
                                                                      79,896,200      80,142,000

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
  none issued
Common stock, no par value, 20,000,000 shares
  authorized, 10,861,005
  shares issued and outstanding                                       38,269,100      38,269,100
Retained earnings (deficit)                                          (22,186,600)    (23,014,400)
                                                                     -----------     -----------
Total shareholders' equity                                            16,082,500      15,254,700
                                                                     -----------      ----------
                                                                     $95,978,700      95,396,700
                                                                     ===========      ==========



                                     See accompanying notes.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    FOR THIRTEEN WEEKS ENDED
                                                               AUG. 2, 1997          AUG. 3, 1996
                                                               ------------          ------------
Net sales                                                      $50,465,600             45,298,200

Cost of goods sold                                              32,465,900             28,701,700
                                                                ----------             ----------

        Gross profit                                            17,999,700             16,596,500

Selling, general and administrative expenses                    16,092,000             16,338,400
                                                                ----------             ----------

Income from operations                                           1,907,700                258,100

Reorganization items:

        Professional fees                                        1,518,800              1,100,100

        Interest income                                           (250,600)              (39,600)
                                                                ----------             ---------

Net reorganization items                                         1,268,200              1,060,500

Interest expense and other income, net (excluding
  contractual interest of approximately $701,200 for the
  second quarter of fiscal 1997 and 1996, respectively)            (29,600)               (14,800)
                                                                ----------             ----------

        Income (loss) before income taxes                          669,100                (787,600)

Income taxes                                                             -                      -
                                                                ----------             ----------
Net income (loss)                                               $  669,100             $ (787,600)
                                                                ==========             ==========

        Net income (loss) per share                             $     0.06                  (0.07)
                                                                ==========             ==========

Weighted average shares outstanding                             10,861,005             10,861,005

                                         See accompanying notes.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    FOR TWENTY-SIX WEEKS ENDED
                                                               AUG. 2, 1997            AUG. 3, 1996
                                                               ------------            ------------
Net sales                                                      $94,394,500              91,695,600

Cost of goods sold                                              60,463,700              61,881,500
                                                               -----------              ----------

Gross profit                                                    33,930,800              29,814,100

Selling, general and administrative expenses                    31,154,100              32,436,400
                                                               -----------              ----------

Income (loss) from operations                                    2,776,700               (2,622,300)

Reorganization items:

        Professional fees                                        2,450,200                2,426,200

        Interest income                                           (528,400)                 (80,000)
                                                               -----------                ---------

Net reorganization items                                         1,921,800                2,346,200
Interest expense and other income, net (excluding
  contractual interest of approximately $1,402,400 and
  $1,382,800, for the twenty-six weeks of fiscal 1997 and          (26,800)                  27,800
  1996, respectively)

        Income (loss) before income taxes                          881,700               (4,996,300)

Income taxes                                                        53,900                       -
                                                               -----------               ----------

Net income (loss)                                              $   827,800               (4,996,300)
                                                               ===========               ==========

        Net income (loss) per share                            $      0.08                    (0.46)
                                                               ===========               ==========

Weighted average shares outstanding
                                                               10,861,005                10,861,005


                             See accompanying notes.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           FOR TWENTY-SIX WEEKS ENDED
                                                                       AUG. 2, 1997         AUG. 3, 1996
                                                                       ------------         ------------
Operating activities
    Net income (loss)                                                  $  827,800            $(4,996,300)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:

        Depreciation and amortization                                   2,146,800              2,592,900
        Deferred rent and other                                          (335,800)               397,800
    Changes in operating assets and liabilities:
        (Increase) decrease in receivables                               (328,400)               120,600
        (Increase) decrease in inventory                               (4,634,400)             4,393,800
        Increase in prepaid expenses and other current assets          (2,957,400)            (2,030,000)
    (Increase) decrease in rental deposits and other non-current
       assets                                                            (477,200)               989,200
    Increase in payables, accrued expenses and liabilities subject
       to settlement                                                    1,112,000              2,162,600
    Changes due to reorganization activities:
    Reorganization costs                                               1,921,800               2,346,200
    Payment of reorganization costs                                   (1,916,400)             (1,162,400)
                                                                     -----------              ----------
    Total adjustments                                                 (5,469,000)              9,810,700
                                                                     -----------              ----------
Net cash (used in) provided by operating activities                   (4,641,200)              4,814,400

Cash flow used in investing activities:
    Capital expenditures                                                (355,400)               (499,500)
                                                                     -----------              ----------
Net cash used in investing activities                                   (355,400)               (499,500)

Cash flow used in financing activities:
    Repayment of capital leases                                       (1,027,400)             (1,081,300)
                                                                     -----------              ----------
Net cash used in financing activities                                 (1,027,400)             (1,081,300)

Net (decrease) increase in cash and cash equivalents                  (6,024,000)              3,233,600
Cash and cash equivalents at beginning of period
                                                                      22,926,000               1,385,400
                                                                     -----------              ----------
Cash and cash equivalents at end of period                           $16,902,000              $4,619,000
                                                                     ===========              ==========


                                     See accompanying notes.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Chapter 11 Proceedings

    On February 2, 1996, Today's Man, Inc. ("the Company") and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under federal bankruptcy law are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the accompanying Consolidated Balance Sheet as "liabilities subject to settlement." In addition, the filing of a voluntary petition under Chapter 11 was an event of default under all of the Company's loan agreements. One subsidiary was not included in the Chapter 11 filings. The results of its operations and financial position are not material to the Consolidated Financial Statements.

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

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


    A plan of reorganization, as finally approved by the Bankruptcy Court, and/or resolution of the Company's objections to claims could materially change the currently recorded amounts of assets and liabilities. These financial statements do not reflect further adjustments to the carrying value of assets and the amounts and classifications of liabilities or shareholders' equity that might be necessary as a consequence of the bankruptcy proceedings. Events completed in relation to the Company's ongoing operational restructuring include the closing of ten underperforming locations and its outlet center and reductions in store operating expenses and corporate overhead. Additional components of the operational restructuring include ongoing evaluation of store operations, review of both corporate and store expenses and a refocusing of the Company's merchandising and marketing strategies.

    The Company filed its Plan of Reorganization and accompanying Disclosure Statement on June 23, 1997, and filed its First Amended Plan of Reorganization and accompanying First Amended Disclosure Statement on July 30, 1997. The terms of the First Amended Plan call for the full recovery to creditors of their allowed claims through a combination of cash and equity in the reorganized Company. The funding for the settlement of the outstanding liabilities will be through a combination of cash on hand, a rights offering to existing shareholders, a term loan and a draw on revolving credit facility from Foothill Capital Corporation and the issuance of common stock to the creditors. A Bankruptcy Court hearing was held on approval of the First Amended Disclosure Statement on August 21, 1997, and the Company is in the process of submitting revised documents.

    Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Certain leases and contracts have been rejected in connection with the Chapter 11 proceedings. The Company's estimate of the obligations related to these rejected items have been included in liabilities subject to settlement in amounts pursuant to the Bankruptcy Code. The ultimate amount of such claims is subject to adjustment based on the resolution of objections to such claims. Accordingly, the Company cannot presently determine the ultimate liability which may result from the filing of claims for any contracts which have been or may subsequently be rejected in the Chapter 11 proceedings.

    The Court established September 3, 1996 (the "Bar Date") as the deadline for filing proofs of claim in the Chapter 11 proceedings. The Company notified all known claimants for the purposes of identifying all pre-petition claims against the Company.

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

    The Company's fiscal 1995 loss was carried back and generated a post petition refund of previously paid taxes of approximately $5,800,000. The bank lenders have, under the terms of the Amended and Restated Credit Agreement, asserted a lien on the amounts of such refunds. While the Company believes this assertion is without merit, if the lenders' assertion was deemed successful any refund would be applied as a reduction of the Company's pre-petition liability to the lenders. Included in Cash and cash equivalents are the proceeds from the tax refund which have been separated from operating bank accounts for the potential benefit of the bank lenders, if it is ultimately determined that they have valid liens.

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

    Current income taxes have been fully offset by available net operating loss carry forwards.

6. Net Income (Loss) Per Share

    Net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. The calculation of net income (loss) per common share does not include share equivalents in determining the weighted average shares outstanding as the result would be antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, if any, will be excluded. The impact of StatNet income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. The calculation of net income (loss) per common share does not include share equivalents in determining the weighted average shares outstanding as the result would be antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, if any, will be excluded. The impact of Statement 128 is not expected to be material.

7. Investment Considerations

    In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended February 1, 1997, a copy of which can be obtained, without charge except for exhibits to the Report, upon written request to Mr. Frank E. Johnson, Executive Vice President and Chief Financial Officer, Today's Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

8. Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

    Certain statements in this Form 10-Q which are not historical facts, including, without limitation, statements as to the Company's planned results for 1997 or as to management's beliefs, expectations, or opinions, are forward looking statements that involve risks and uncertainties and are subject to change at any time. Certain factors, including, without limitation the risk that the assumptions upon which the forward-looking statements are based ultimately may prove incorrect, risks associated with the Company's Chapter 11 petition, and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. A copy of the Company's Annual Report on Form 10-K can be obtained, without charge except for exhibits to the Report, upon written request to Mr. Frank E. Johnson, Executive Vice President and Chief Financial Officer, Today's Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.

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

        The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996, respectively.



                                                                     PERCENTAGE OF NET SALES
                                                               THIRTEEN AND TWENTY-SIX WEEKS ENDED
                                                       AUG. 2,     AUG. 3,         AUG. 2,     AUG. 3,
                                                        1997        1996            1997        1996
                                                       -------     -------         -------     -------
Net sales                                              100.0%      100.0%           100.0%      100.0%
Cost of goods sold                                      64.3        63.4             64.1        67.5
                                                       -----       -----            -----       -----
  Gross profit                                          35.7        36.6             35.9        32.5
Selling, general and administrative expenses            31.9        36.1             33.0        35.4
                                                       -----       -----            -----       -----
  Income (loss) from operations                          3.8         0.5              2.9        (2.9)
Reorganization items, net                                2.5         2.3              2.0         2.6
  Interest expense and other income, net                   -           -                -           -
                                                       -----       -----            -----       -----
Income (loss) before income taxes                        1.3        (1.8)             0.9        (5.4
Income taxes                                               -           -                -           -
                                                       -----       -----            -----       -----
  Net income (loss)                                      1.3%       (1.8)%            0.9        (5.4)%
                                                       =====       =====            =====       =====


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


THIRTEEN WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996:

NET SALES. Net sales increased $5,167,400 or 11.4% in the second quarter of fiscal 1997 compared to the year ago period. Comparable store sales increased 11.4%. This increase was due to better in-stock positions, enhanced merchandise assortment and the fact that licensed shoe departments were in operation in all locations in fiscal 1997, but in only nine locations during the second quarter of fiscal 1996. Sales from licensed shoe departments increased $1,223,400 to $3,060,400 for the second quarter of fiscal 1997. There were 25 superstores in operation at August 2, 1997 and at August 3, 1996.

GROSS PROFIT. Gross profit increased in dollars by $1,403,200 to $17,999,700 but decreased as a percentage of net sales to 35.7% for the second quarter of fiscal 1997 from 36.6% in the year ago period. The improvement in dollars in gross margin is primarily attributable to the increase in net sales and the Company's ability to operate with less promotional sales and markdowns than the year ago period. The decrease as a percentage of net sales reflects the impact of additional sales from the licensed shoe departments which operate at a significantly lower gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $246,400 or 1.5% in the second quarter of fiscal 1997, and decreased as a percentage of net sales to 31.9% from 36.1% in the second quarter of fiscal 1996. Store payroll, occupancy and advertising costs decreased by $625,900 or 6.0% in the second quarter of fiscal 1997, and represented 19.3% of net sales compared with 22.9% of net sales for the year ago period. This decrease was offset by increases in the Company's credit card processing costs.

INTEREST EXPENSE, AND OTHER INCOME, NET. Interest expense, and other income, net, increased by $14,800 from the second quarter of fiscal 1996. The Company has not accrued interest on its pre-petition debt due to the stay imposed pursuant to the Chapter 11 filing which precludes the payment of principal and interest on pre-petition obligations during the reorganization period.

REORGANIZATION ITEMS, NET. Reorganization items consist of legal and financial advisory services incurred by the Company and the official Creditors' Committee in the administration of the Chapter 11 proceedings. Also included in this amount is the charge for the Retention Bonus Plan as well as interest income earned on accumulated cash balances. The reorganization items, net increased by $207,700 from the prior year due to increased professional fees of $418,700 offset by an increase in interest income due to higher invested balances.

TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996:

NET SALES. Net sales increased $2,698,900 or 2.9% in the first six months of fiscal 1997 compared to the year ago period. Comparable store sales increased 7.5%. The increase is the result of better in-stock positions, enhanced merchandise assortment and the fact that the licensed shoe departments operated in all locations in fiscal 1997, but in only nine locations during the first six months of fiscal 1996. Offsetting this increase was the fact that during the first quarter of fiscal 1996, the Company closed 10 underperforming superstores and one outlet store. Those stores produced approximately $3,800,000 in net sales during the quarter in which they were closed. Sales from licensed shoe departments

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


increased $3,041,900 to $5,820,500 for the first six months of fiscal 1997. There were 25 superstores in operation at August 2, 1997.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 35.9% for the first six months of fiscal 1997 from 32.5% in the year ago period. The improvement in gross margin is primarily attributable to the Company's ability to operate with less promotional sales and markdowns than the year ago period offset by the impact of additional sales from the licensed shoe departments which operate at a significantly lower gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1,282,300 or 4.0% in the first six months of fiscal 1997, and decreased as a percentage of net sales to 33.0% from 35.4% in the first six months of fiscal 1996. The decrease was the result of the cost savings obtained by operating eleven fewer locations. Store payroll, occupancy and advertising costs decreased by $1,450,500 or 7.0% in the first six months of fiscal 1997, and represented 20.4% of net sales compared with 22.6% of net sales for the year ago period. This decrease was offset by increases in the Company's credit card processing costs.

INTEREST EXPENSE, AND OTHER INCOME, NET. Interest expense, and other income, net, increased by $54,600 from the first six months of fiscal 1996. The Company has not accrued interest on its pre-petition debt due to the stay imposed pursuant to the Chapter 11 filing which precludes the payment of principal and interest on pre-petition obligations during the reorganization period.

REORGANIZATION ITEMS, NET. Reorganization items consist of legal and financial advisory services incurred by the Company and the official Creditors' Committee in the administration of the Chapter 11 proceedings. Also included in this amount is the charge for the Retention Bonus Plan as well as interest income earned on accumulated cash balances. The reorganization items, net decreased by $424,400 from the prior year due to an increase in interest income due to higher average invested balances.

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

        Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except for payments for certain property and equipment under lease, principal and interest payments on pre-petition debt have not been made since the filing date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. There is no assurance at this time that the plan of reorganization proposed by the Company will be approved by the Creditors or confirmed by the Bankruptcy Court.

        The Company's primary sources of working capital are cash flow from operations. At August 2, 1997, the Company had working capital of $51,285,700 as compared with $49,527,600 at February 1, 1997.

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

The Company believes that the sources of capital above and internally generated funds will be adequate to meet the Company's anticipated needs during the period it is in bankruptcy; however, as a result of the Company's Chapter 11 proceedings and the other events described above, no assurance can be given with respect to the Company's liquidity. The Company filed its Plan of Reorganization and accompanying Disclosure Statement on June 23, 1997, and filed its First Amended Plan of Reorganization and accompanying First Amended Disclosure Statement on July 30, 1997. The terms of the First Amended Plan call for the full recovery to creditors of their allowed claims through a combination of cash and equity in the reorganized Company. The funding for the settlement of the outstanding liabilities will be through a combination of cash on hand, a rights offering to existing shareholders, a term loan and a draw on revolving credit facility from Foothill Capital Corporation and the issuance of common stock to the creditors. A Bankruptcy Court hearing was held on approval of the First Amended Disclosure Statement on August 21, 1997, and the Company is in the process of submitting revised documents.

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



TODAY'S MAN, INC.
    (Registrant)


Date:     September 16, 1997          /s/ David Feld
                                      -----------------------------------
                                      David Feld
                                      Chairman of the Board and
                                      Chief Executive Officer



Date:     September 16, 1997          /s/ Frank E. Johnson
                                      -----------------------------------
                                      Frank E. Johnson
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer
                                      Principal Financial Officer



Date:     September 16, 1997          /s/ Barry S. Pine
                                      -----------------------------------
                                      Barry S. Pine
                                      Vice President and Controller
                                      Principal Accounting Officer