Form 10-Q
period 1997-11-01
TODAYS MAN INC
filed 1997-12-17
CIK 885546

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                For the quarterly period ended November 1, 1997
                                               ----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended _______________________to ______________________


            ---------------------------------------------------------

                           Commission File No. 0-20234
                                               -------


                                Today's Man, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Pennsylvania                                23-1743137
    -------------------------------                   -------------------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                   Identification No.)


        835 Lancer Drive, Moorestown, NJ                    08057
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)


                   Registrant's telephone number 609-235-5656
                                                 ------------


                                 Not Applicable
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               YES    X      NO
                                     ---    ----


10,861,005 common shares were outstanding as of December 15, 1997.

                                TODAY'S MAN INC.

                                      INDEX


                                                                                                        PAGE
                                                                                                        ----
PART I.           FINANCIAL INFORMATION:

       Item 1.    Condensed Financial Statements - Unaudited

       Consolidated Balance Sheets
                  November 1, 1997 and February 1, 1997...................................................1

       Consolidated Statements of Operations
                  Thirteen weeks ended November 1, 1997 and November 2, 1996..............................2

       Consolidated Statements of Operations
                  Thirty-nine weeks ended November 1, 1997 and November 2, 1996...........................3

       Consolidated Statements of Cash Flows
                  Thirty-nine weeks ended November 1, 1997 and November 2, 1996...........................4

                  Notes to Consolidated Financial Statements............................................5-8

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................9-12


PART II.          OTHER INFORMATION

       Item 1.    Legal Proceedings......................................................................13

       Item 2.    Changes in Securities..................................................................13

       Item 3.    Defaults Upon Senior Securities........................................................13

       Item 4.    Submission of Matters to a Vote of Security Holders....................................13

       Item 5.    Other Information......................................................................13

       Item 6.    Exhibits and Reports on Form 8-K.......................................................13

         Signatures......................................................................................14

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                           CONSOLIDATED BALANCE SHEETS



                                                                    November 1,        February 1,
                                                                       1997               1997
                                                                   ------------       ------------
                                                                    (Unaudited)
                                     ASSETS

Current assets:
      Cash and cash equivalents                                    $ 11,575,600       $ 22,926,000
      Due from credit card companies and other receivables, net       2,631,900          2,299,400
      Inventory                                                      44,958,000         28,636,600
      Prepaid expenses and other current assets                       2,644,600          3,548,300
      Prepaid inventory purchases                                     4,001,600          2,047,100
                                                                   ------------       ------------
         Total current assets                                        65,811,700         59,457,400

Property and equipment, less accumulated depreciation and
  amortization                                                       31,017,300         33,452,200
Loans to shareholders                                                   228,400            228,400
Rental deposits and other noncurrent assets                           2,760,800          2,258,700
                                                                   ------------       ------------
                                                                   $ 99,818,200       $ 95,396,700
                                                                   ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                                       $  7,112,200       $  3,801,800
      Accrued expenses and other current liabilities                  4,742,400          4,731,500
      Current maturities of capital lease obligations                 1,358,300          1,396,500
                                                                   ------------       ------------
         Total current liabilities                                   13,212,900          9,929,800

Capital lease obligations, less current maturities                      868,800          2,264,000
Deferred rent and other                                               4,351,600          4,580,300
Liabilities subject to settlement                                    71,570,300         63,367,900
                                                                   ------------       ------------
                                                                     90,003,600         80,142,000

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, no par value, 20,000,000 shares authorized,
  10,861,005 shares issued and outstanding                           38,269,100         38,269,100
Retained earnings (deficit)                                         (28,454,500)       (23,014,400)
                                                                   ------------       ------------
Total shareholders' equity                                            9,814,600         15,254,700
                                                                   ------------       ------------
                                                                   $ 99,818,200       $ 95,396,700
                                                                   ============       ============

                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         FOR THIRTEEN WEEKS ENDED
                                                       NOV. 1, 1997    NOV. 2, 1996
                                                       ------------    ------------

Net sales                                              $ 48,457,400    $ 44,616,800

Cost of goods sold                                       30,618,400      28,964,100
                                                       ------------    ------------

         Gross profit                                    17,839,000      15,652,700

Selling, general and administrative expenses             15,868,700      15,641,700
                                                       ------------    ------------

Income from operations                                    1,970,300          11,000

Reorganization items:

         Professional fees                                1,385,500         796,400

         Interest income                                   (412,900)        (41,600)
                                                       ------------    ------------

Net reorganization items                                    972,600         754,800

Interest expense and other income, net                    7,265,600           6,300
                                                       ------------    ------------

         Loss before income taxes                        (6,267,900)       (750,100)

Income taxes                                                     --              --
                                                       ------------    ------------

Net loss                                               $ (6,267,900)   $   (750,100)
                                                       ============    ============

         Net loss per share                            $      (0.58)   $      (0.07)
                                                       ============    ============

Weighted average shares outstanding                      10,861,005      10,861,005

                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         FOR THIRTY-NINE WEEKS ENDED
                                                        NOV. 1, 1997     NOV. 2, 1996
                                                       -------------    -------------

Net sales                                              $ 142,851,900    $ 136,312,400

Cost of goods sold                                        91,082,100       90,845,600
                                                       -------------    -------------

Gross profit                                              51,769,800       45,466,800

Selling, general and administrative expenses              47,022,800       48,078,100
                                                       -------------    -------------

Income (loss) from operations                              4,747,000       (2,611,300)

Reorganization items:

         Professional fees                                 3,835,700        3,222,600

         Interest income                                    (941,300)        (121,600)
                                                       -------------    -------------

Net reorganization items                                   2,894,400        3,101,000

Interest expense and other income, net                     7,238,800           34,100
                                                       -------------    -------------

         Loss before income taxes                         (5,386,200)      (5,746,400)

Income taxes                                                  53,900             --
                                                       -------------    -------------

Net loss                                               $  (5,440,100)   $  (5,746,400)
                                                       =============    =============

         Net loss per share                            $       (0.50)   $       (0.53)
                                                       =============    =============

Weighted average shares outstanding                       10,861,005       10,861,005

                             See accompanying notes

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        FOR THIRTY-NINE WEEKS ENDED
                                                                        NOV. 1, 1997    NOV. 2, 1996
                                                                        ------------    ------------
Operating activities
     Net loss                                                           $ (5,440,100)   $ (5,746,400)
     Adjustments to reconcile net loss to net cash provided by
       (used in)operating activities:
         Depreciation and amortization                                     3,219,400       3,792,900
         Deferred rent and other                                            (228,700)        596,200
     Changes in operating assets and liabilities:
         (Increase) decrease in receivables                                 (332,500)        741,300
         Decrease in refundable income taxes                                    --         6,016,000
         (Increase) decrease in inventory                                (16,321,400)        317,200
         Increase in prepaid expenses and other current assets            (1,050,800)     (1,076,200)
         (Increase) decrease in rental deposits and other non-current
           assets                                                           (502,100)      1,315,900
         Increase in payables, accrued expenses and liabilities
           subject to settlement                                          11,462,000       2,519,500
     Changes due to reorganization activities:
         Reorganization costs                                              2,974,400       3,101,000
         Payment of reorganization costs                                  (2,912,700)     (1,552,900)
                                                                        ------------    ------------
     Total adjustments                                                    (3,692,400)     15,770,900
                                                                        ------------    ------------
Net cash (used in) provided by operating activities                       (9,132,500)     10,024,500

Cash flow used in investing activities:
     Capital expenditures                                                   (784,500)     (1,327,800)
                                                                        ------------    ------------
Net cash used in investing activities                                       (784,500)     (1,327,800)

Cash flow used in financing activities:
     Repayment of capital leases                                          (1,433,400)     (1,766,400)
                                                                        ------------    ------------
Net cash used in financing activities                                     (1,433,400)     (1,766,400)

Net (decrease) increase in cash and cash equivalents                     (11,350,400)      6,930,300
Cash and cash equivalents at beginning of period                          22,926,000       1,385,400
                                                                        ------------    ------------
Cash and cash equivalents at end of period                              $ 11,575,600    $  8,315,700
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

         The Company's Second Amended Joint Plan of Reorganization (the "Plan") was confirmed by the U.S. Bankruptcy Court on December 12, 1997. The terms of the Second Amended Plan call for the full and enhanced recovery to creditors of their allowed claims through a combination of cash and equity in the reorganized Company. The funding for the settlement of outstanding liabilities will be through a combination of cash on hand, a rights offering to existing shareholders, a term loan from Foothill Capital Corporation and the issuance of common stock to the creditors. The enhanced recovery, more completely described in the Plan, includes the payment of approximately $7,264,000 in excess of the principal amount of the allowed claims. This payment, classified as interest expense in the accompanying Consolidated Financial Statements, was an inducement to secure the creditors support for the Plan. The payment will be made using approximately $2,415,500 and 2,093,100 shares of common stock in the reorganized entity. Additional stock to be issued pursuant to the rights offering and the settlements with creditors will be distributed as soon as practical after the Plan becomes effective. As a result of the Plan the number of common shares outstanding will be approximately 27,325,000. The Company anticipates that the complete impact of the Plan will be reflected in the Consolidated Financial Statements upon its substantial consummation, which is expected during the fourth quarter of Fiscal 1997.

                                                             .
                                       5

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


         The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As reflected in the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, the Company experienced significant net losses in fiscal 1996 and 1995, respectively. During the Chapter 11 proceedings, the Company has incurred substantial reorganization costs. The Company's ability to continue as a going concern is dependent upon its emergence from Chapter 11 in accordance with the terms of its Plan; maintaining compliance with all debt covenants under the post-petition financing, combined with the achievement of profitable operations.

         Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Certain leases and contracts have been rejected in connection with the Chapter 11 proceedings. The Company's estimate of the obligations related to these rejected items have been included in liabilities subject to settlement in amounts pursuant to the Bankruptcy Code. The ultimate amount of such claims is subject to adjustment based on the resolution of objections to such claims. Accordingly, the Company cannot presently determine the ultimate liability which may result from the filing of claims for any contracts which have been rejected in the Chapter 11 proceedings. The Company believes it has recorded an adequate reserve for rejection damages in accordance with the applicable sections of the Bankruptcy Code.

         There are approximately 4,000 scheduled liabilities and filed proofs of claim against the Company. Included among the claims filed have been claims of unspecified amounts. The aggregate amount of those claims which specified amounts was approximately $270,000,000. The Company considers this amount to be highly inflated and a totally unreliable estimate of its liabilities. The Company has begun the process of requesting the Bankruptcy Court to approve reductions of, or to expunge, overstated, duplicate or amended claims. The ultimate amount of such liabilities will be subject to adjustment based on the resolution of objections to such claims and, accordingly, are not presently determinable. The Company has conducted an exhaustive reconciliation of all claims and believes the amounts reflected in the accompanying Consolidated Financial Statements approximate the ultimate amounts for which the claims will be settled. Therefore, no provision has been made for the differences between the amounts filed with the court and the balances reflected in the accompanying Consolidated Financial Statements.

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

2.     Basis of Financial Statement Presentation

         The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the recording of the accrual for the interest premium described in Note 1) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's sales and the Chapter 11 filing, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 1998. For further information, refer to the financial statements and footnotes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997. The Company has adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."


3.     Segregated Cash

         The Company, in connection with the November 1995 Amendment and Restatement of its Credit Agreement, granted the bank lenders a security interest in certain non-inventory assets. Included in Cash and cash equivalents is approximately $6.8 million representing the proceeds from receivables related to credit card sales in the three days preceding the Chapter 11 filing and the post petition refund of previously paid taxes which have been separated from the Company's operating bank accounts for the potential benefit of the bank lenders. These funds will be used, in conjunction with other cash, to satisfy the principal amount of the bank group's claim.


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

                                TODAY'S MAN, INC.
                             (Debtor-In-Possession)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

6.     Net Loss Per Share

         Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. The calculation of net loss per common share does not include share equivalents in determining the weighted average shares outstanding as the result would be antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options, if any, will be excluded. The impact of Statement 128 is not expected to be material.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         On February 2, 1996, the Company and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company's Second Amended Joint Plan of Reorganization (the "Plan") was confirmed on December 12, 1997.
         The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As reflected in the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, the Company experienced significant net losses in fiscal 1996 and 1995, respectively. During the Chapter 11 proceedings, the Company has incurred substantial reorganization costs. The Company's ability to continue as a going concern is dependent upon its emergence from Chapter 11 in accordance with the terms of its Plan; maintaining compliance with all debt covenants under the post-petition financing, combined with the achievement of profitable operations.

         The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996, respectively.


                             PERCENTAGE OF NET SALES
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED


                                                 NOV. 1,   NOV. 2,   NOV. 1,   NOV. 2,
                                                  1997      1996      1997      1996
                                                 -------   -------   -------   -------
Net sales                                        100.0%    100.0%    100.0%    100.0%
Cost of goods sold                                63.2      64.9      63.8      66.6
                                                 -----     -----     -----     -----
  Gross profit                                    36.8      35.1      36.2      33.4
Selling, general and administrative expenses      32.7      35.1      32.9      35.3
                                                 -----     -----     -----     -----
  Income (loss) from operations                    4.1        --       3.3      (1.9)
Reorganization items, net                          2.0       1.8       2.0       2.4
  Interest expense and other income, net          15.0        --       5.1        --
                                                 -----     -----     -----     -----
Loss before income taxes                         (12.9)     (1.8)     (3.8)     (4.3)
Income taxes                                        --        --        --        --
                                                 -----     -----     -----     -----
  Net loss                                       (12.9)%    (1.8)%    (3.8)%    (4.3)%
                                                 =====     =====     =====     =====


THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996:

NET SALES. Net sales increased $3,840,600 or 8.6% in the third quarter of fiscal 1997 compared to the year ago period. The sales increase is due to enhanced merchandise assortment and better in-stock positions, augmented by the Company's expanded utilization of a merchandise replenishment program. The replenishment program serves to minimize stock outs and promotes reorders for fast selling merchandise. Comparable store sales increased 8.6%. Sales from licensed shoe departments increased $483,300 to $3,030,900 for the third quarter of fiscal 1997. There were 25 superstores in operation at November 1, 1997 and at November 2, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


GROSS PROFIT. Gross profit increased in dollars by $2,186,300 to $17,839,000 and as a percentage of net sales to 36.8% for the third quarter of fiscal 1997 from 35.1% in the year ago period. The improvement in gross margin is primarily attributable to the increase in net sales and the Company's ability to operate with less markdowns than the year ago period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $227,000 or 1.5% in the third quarter of fiscal 1997, and decreased as a percentage of net sales to 32.7% from 35.1% in the third quarter of fiscal 1996. Store payroll, occupancy and advertising costs decreased by $103,500 or 1.1% in the third quarter of fiscal 1997, and represented 20.0% of net sales compared with 22.0% of net sales for the year ago period. This decrease was partially offset by increases in the Company's credit card processing costs due to increases in usage of the Company's private label credit card.

INTEREST EXPENSE AND OTHER INCOME, NET. As a result of the confirmation of the Company's Plan of Reorganization the Company recorded a charge of $7,264,000 representing the premium demanded by the Official Committee of the Unsecured Creditors, the holders of the secured pre-petition bank claims and other holders of unsecured pre-petition obligations of the Company to support a Plan that provided a full recovery for all allowed claims. This premium will be paid on or about the effective date of the Plan using approximately $2,415,000 and 2,093,100 shares of common stock in the reorganized entity.

REORGANIZATION ITEMS, NET. Reorganization items consist of legal and financial advisory services incurred by the Company and the official Creditors' Committee in the administration of the Chapter 11 proceedings. Also included in this amount is the charge for the Retention Bonus Plan in fiscal 1996 as well as interest income earned on accumulated cash balances. The reorganization items, net increased by $217,800 from the prior year due to increased professional fees of $589,100 offset by an increase in interest income due to higher average invested balances.

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996:

NET SALES. Net sales increased $6,539,600 or 4.8% in the first nine months of fiscal 1997 compared to the year ago period. Comparable store sales increased 7.9%. The increase is the result of better in-stock positions caused by the Company's replenishment program, enhanced merchandise assortment and the fact that the licensed shoe departments operated in all locations in fiscal 1997, but in only nine locations during the first nine months of fiscal 1996. Partially offsetting this increase was the fact that during the first quarter of fiscal 1996, the Company closed 10 underperforming superstores and one outlet store. Those stores produced approximately $3,800,000 in net sales during the quarter in which they were closed. Sales from licensed shoe departments increased $3,525,000 to $8,851,400 for the first nine months of fiscal 1997. There were 25 superstores in operation at November 1, 1997 and November 2, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GROSS PROFIT. Gross profit as a percentage of net sales increased to 36.2% for the first nine months of fiscal 1997 from 33.4% in the year ago period. The improvement in gross margin is primarily attributable to the Company's ability to operate with less promotional sales and markdowns than the year ago period partially offset by the impact of additional sales from the licensed shoe departments which operate at a significantly lower gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1,055,300 or 2.2% in the first nine months of fiscal 1997, and decreased as a percentage of net sales to 32.9% from 35.3% in the first nine months of fiscal 1996. The decrease was the result of the cost savings obtained by operating eleven fewer locations which were closed during the first quarter of fiscal 1996. Store payroll, occupancy and advertising costs decreased by $1,554,000 or 5.1% in the first nine months of fiscal 1997, and represented 20.3% of net sales compared with 22.4% of net sales for the year ago period. This decrease was offset by increases in the Company's credit card processing costs primarily due to increased utilization of the Company's private label credit card program.

INTEREST EXPENSE AND OTHER INCOME, NET. As a result of the confirmation of the Company's Plan of Reorganization the Company recorded a charge of $7,264,000 representing the premium demanded by the Official Committee of the Unsecured Creditors, the holders of the secured pre-petition bank claims and other holders of unsecured pre-petition obligations of the Company to support a Plan that provided a full recovery for all allowed claims. This premium will be paid on or about the effective date of the Plan using approximately $2,415,000 and 2,093,100 shares of common stock in the reorganized entity.

REORGANIZATION ITEMS, NET. Reorganization items consist of legal and financial advisory services incurred by the Company and the official Creditors' Committee in the administration of the Chapter 11 proceedings. Also included in this amount is the charge for the Retention Bonus Plan as well as interest income earned on accumulated cash balances. The reorganization items, net decreased by $206,600 from the prior year due to an increase of $819,700 in interest income due to higher average invested balances offset by increases in professional fees of $613,100.

LIQUIDITY AND CAPITAL RESOURCES


Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date of February 2, 1996. On December 12, 1997 the Company's Second Amended Joint Plan of Reorganization (the "Plan") was confirmed by the U.S. Bankruptcy Court. The Plan calls for the settlement of allowed claims using a combination of cash and equity. In addition to the principal amount of allowed claims, the Company compromised with the various creditor constituencies on a premium paid to the creditors to support the Plan. The total disbursements to satisfy all claims is approximately $72 million. The Company will fund this settlement through a combination of cash on hand and a draw on the Foothill Capital Corporation revolving credit facility, if necessary aggregating approximately $27.5 million, $16.3 million from a rights offering to existing shareholders, a $12.5 million term loan from Foothill Capital Corporation and the issuance of common stock to the creditors. Upon consummation of the Plan approximately 27.3 million shares of common stock will be outstanding.

The Company's primary source of working capital is cash flow from operations. At November 1, 1997, the Company had working capital of $52,598,800 as compared with $49,527,600 at February 1, 1997.

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

Pursuant to the terms of the DIP Facility, a replacement facility is required to emerge from Bankruptcy. The Company has received a commitment from Foothill Capital Corporation ("Foothill") to provide a $30,000,000 Revolving Credit Facility. This revolving credit facility provides for a $20,000,000 sublimit for letters of credit issuances, bears interest at the lenders prime plus 0.5%, expires in five years, and is secured by the assets of the Company. Additionally, Foothill has committed to extend the Company a $12,500,000 term loan with a face amount of $13,250,000. The term loan bears interest at 11% and requires monthly principal reductions for 36 months. Both the term loan and the revolving facility are cross collaterallized and cross guaranteed. The loan agreement provides for usual and customary financial covenants.

The Company believes that the sources of capital above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 1998; however, as a result of the Company's Chapter 11 proceedings and the other events described above, no assurance can be given with respect to the Company's liquidity.

The Company is conducting a comprehensive review of its information systems to determine which systems will require modification to enable proper processing of transactions related to the year 2000 and beyond (year 2000 compliance). The Company estimates that it will spend between $2.2 million and $3.7 million through the end of the fiscal year ending January 30, 2000 ("Fiscal 1999") to replace its existing merchandise, point-of-sale, and financial accounting systems. One of the primary requirements imposed by the Company is certification of year 2000 compliance and compatibility. The costs for new systems will be capitalized and depreciated, to the extent permitted by Generally Accepted Accounting Principles, in accordance with the Company's fixed asset policy.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 12, 1997 an order was entered in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") confirming the Company's Second Amended Plan of Reorganization. See Item 1. "Business - Chapter 11 Proceedings."


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



                                     TODAY'S MAN, INC.
                                         (Registrant)


Date:    December 15, 1997           /s/ David Feld
                                     --------------------------------------
                                     David Feld
                                     Chairman of the Board and
                                     Chief Executive Officer



Date:    December 15, 1997           /s/ Frank E. Johnson
                                     --------------------------------------
                                     Frank E. Johnson
                                     Executive Vice President, Chief Financial
                                     Officer and Treasurer
                                     Principal Financial Officer



Date:    December 15, 1997           /s/ Barry S. Pine
                                     --------------------------------------
                                     Barry S. Pine
                                     Vice President and Controller
                                     Principal Accounting Officer