Form 10-K405
period 1998-01-31
TODAYS MAN INC
filed 1998-05-01
CIK 885546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              (Mark One)

          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year Ended January 31, 1998
                                       or
          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from                to
                                 --------------    ----------------

                           Commission File No. 0-20234

                                TODAY'S MAN, INC.
             (Exact Name of Registrant as Specified in its Charter)

              Pennsylvania                                23-1743137
     -------------------------------           ---------------------------------
     (State or Other Jurisdiction of           (IRS Employer Identification No.)
     Incorporation or Organization)

            835 Lancer Drive
         Moorestown, New Jersey                             08057
----------------------------------------                   --------
(Address of principal executive offices)                  (Zip Code)

        Registrant's Telephone Number, Including Area Code (609) 235-5656 Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, no par value                                   27,274,588
--------------------------                        ------------------------------
     (Title of Class)                             (Number of Shares Outstanding
                                                       as of April 28, 1998)

       Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         APPLICABLE ONLY TO REGISTRANTS INVOLVED IN A BANKRUPTCY DURING
                            THE PRECEDING FIVE YEARS

       Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                  Yes [ X ] No [ ]

       The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant is $50,080,385 (1).

         Documents incorporated by reference are listed in the Exhibit Index.

---------------
(1) The aggregate dollar amount of the voting and non-voting common equity set forth equals the number of shares of and warrants for the Company's Common Stock outstanding, reduced by the amount of shares of and warrants for Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock and Warrants for Common Stock, multiplied by $2.94 and $1.13, the last reported sale price for the Company's Common Stock and Warrants on April 28, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
                                     PART I

Item 1.       Business                                                                      1

Item 2.       Properties                                                                    8

Item 3.       Legal Proceedings                                                             8

Item 4.       Submission of Matters to a Vote of Security Holders                           9

Item 4.1      Certain Executive Officers of the Registrant                                  9

                                     PART II

Item 5.       Market for Registrant's Common Stock and Related Shareholder
              Matters                                                                       9

Item 6.       Selected Financial Data                                                       10

Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                         11

Item 8.       Financial Statements and Supplementary Data                                   15

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                          15

                                      PART III

Item 10.      Directors and Executive Officers of the Registrant                            16

Item 11.      Executive Compensation                                                        17

Item 12.      Security Ownership of Certain Beneficial Owners and Management                19

Item 13.      Certain Relationships and Related Transactions                                22

                                        PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K              24-26

              Signatures                                                                    27

              Index to Consolidated Financial Statements                                    F-1


                                 --------------

       As used in this Report on Form 10-K, "fiscal 1988," "fiscal 1989," "fiscal 1990," "fiscal 1991," "fiscal 1992," "fiscal 1993," "fiscal 1994,"
"fiscal 1995," "fiscal 1996," "fiscal 1997," "fiscal 1998,"and "fiscal 1999,"
refer to the Company's fiscal years ended or ending January 28, 1989, February 3, 1990, February 2, 1991, February 1, 1992, January 30, 1993, January 29, 1994,
January 28, 1995, February 3, 1996, February 1, 1997, January 31, 1998, January 30, 1999 and January 29, 2000, respectively.

Today's Man(R) is a registered trademark of the Company.

                                     PART I

Item 1.  Business.

Chapter 11 Proceedings.

       On December 12, 1997, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order confirming the Company's Second Amended Joint Plan of Reorganization (the "Reorganization Plan") proposed by Today's Man, Inc. ("the Company") and certain of its subsidiaries. On December 31, 1997, the Reorganization Plan became effective and the Company emerged from bankruptcy reorganization proceedings. Those proceedings had begun on February 2, 1996 when the Company and certain of its subsidiaries filed voluntary petitions in seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 filing was the result of banking difficulties, operating losses, deterioration of vendor support, and cash flow problems. The Company operated as a debtor-in-possession under supervision of the Bankruptcy Court for the duration of those proceedings and, as such, was prohibited from paying pre-petition liabilities or engaging in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.

       The Reorganization Plan provided for the payment in full of allowed claims, including the payment of post-petition interest. The Reorganization Plan was funded by an equity infusion of approximately $16.3 million raised from an Equity Investment Group led by Mr. David Feld, Chairman of the Board, President, and Chief Executive Officer of the Company and a rights offering to existing shareholders, including a credit of $3.3 million to Mr. David Feld in respect of the cash distribution portion of his subordinated debt claim; the proceeds from a $12.5 million term loan and a draw of approximately $4.0 million on a new $30.0 million revolving credit facility from Foothill Capital Corporation; and approximately $23.7 million in cash on hand.

       Pursuant to the Plan of Reorganization, the Company paid an aggregate of $53.3 million and issued 9,920,568 shares of Common Stock to its creditors in settlement of $76.2 million of outstanding indebtedness, including post-petition interest. Under the Plan of Reorganization, holders of the Company's Common Stock received for each share of old Common Stock: (1) one share of new Common Stock and (2) 0.5 of a Common Stock Purchase Warrant ("Warrant"). Each whole Warrant entitles the holder to purchase one share of new Common Stock at an exercise price of $2.70 per share at any time on or before December 31, 1999. The additional shares issued pursuant to the Plan increased the total shares outstanding to 27,274,588 as of January 31, 1998. A total of 5,430,503 Warrants were issued to the Company's shareholders of record as of October 14, 1997. Approximately $8,900,000 remained to be distributed as of January 31, 1998. These distributions are expected to be made subsequent to January 31, 1998, upon receipt of certified tax payer identification numbers and resolution of disputed claims.

       Professional fees and other costs directly related to the bankruptcy proceedings were expensed as incurred, and have been reflected in the Consolidated Statement of Operations as "Reorganization items." Reorganization items consist primarily of fees paid to legal and financial advisors of the Company and the Official Committee of Unsecured Creditors. In addition, these expenses include incentives paid to employees who remained with the Company during the Bankruptcy proceedings. Interest income earned by the Company during the Bankruptcy proceedings has been reported as a reduction of Reorganization items.

Investment Considerations

       The information contained in this Annual Report on Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed below and elsewhere in this Annual Report on Form 10-K. In addition to the other information contained in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating an investment in the Company's Common Stock and Warrants.

       Growth Strategy. The Company expects to open 4 to 6 stores in fiscal 1999. The Company's growth over the next several years depends principally on its ability to open new stores in its existing and new markets and to operate those stores profitably. The Company's ability to open stores on a timely basis will depend upon the Company's ability to identify suitable store sites, obtain leases for those sites on acceptable terms, construct or refurbish the sites and hire and train skilled store managers and personnel. There can be no assurance that new stores will generate sales volumes comparable to those of the Company's existing stores. Moreover, the opening of additional stores in existing markets may have the effect of attracting customers and reducing sales from existing stores.

       Small Store Base; Geographic Concentrations. The Company currently operates a chain of 25 superstores, which are located in the Greater Philadelphia, Washington, D.C., and New York markets. Due to the Company's relatively small store base, one or more unsuccessful new stores, or a decline in sales at an existing store, would have a more significant effect on the Company's results of operations than would be the case if the Company had a larger store base. In February 1996, subsequent to the Chapter 11 filing, the Company closed all seven of its superstore locations in the Greater Chicago Market and its outlet location in Sawgrass Mills, Florida. In March 1996, the Company closed its Springfield, Virginia superstore and in April 1996, the

Company closed stores located in Staten Island and Manhattan, New York. Because the Company's superstores currently are located in only three markets, the effect on the Company of adverse events in any of those markets may be greater than if the Company's stores were more geographically dispersed.

       Declining Unit Sales of Men's Tailored Clothing. On a national basis, unit sales of men's tailored clothing have been declining over many years. The Company believes that this decline can be attributed to men allocating a lower portion of their disposable income to tailored clothing as a result of less frequent changes in tailored clothing fashions, relaxation of dress codes by many employers and a more casual lifestyle. The Company also believes that this decline has contributed to a consolidation among retailers of men's tailored clothing. There can be no assurance that the Company will continue to be able to maintain or increase it sales volume or attain profitability as further consolidation of the industry occurs as the unit sales of men's tailored clothing continue to decline.

       Control by Majority Shareholder. Mr. David Feld beneficially owns approximately 30% of the outstanding Common Stock and together with the other directors and executive officers of the Company, collectively beneficially own or owns approximately 40.0% of the outstanding Common Stock. Accordingly, Mr. David Feld, together with the other directors and executive officers of the Company, will likely be able to effectively control most matters requiring approval by the Company's shareholders, including the election of directors. In addition, Mr. David Feld has pledged 5,439,578 shares of Common Stock to secure loans. In the event of default by Mr. David Feld, the sale of all or a large block of the pledged shares by a lender to one purchaser or a group of purchasers acting in concert would result in such purchaser or group owning a substantial block of the outstanding Common Stock of the Company and being able to significantly affect the outcome of the election of directors and of all votes which require shareholder approval. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

       Relationship with Suppliers; Foreign Currency Fluctuations. The Company's business is dependent upon its ability to purchase both brand-name and private label merchandise in large quantities and at attractive prices. During fiscal 1997, approximately 43% of the dollar volume of all merchandise purchased by the Company was purchased from ten vendors, and approximately 35% of the dollar volume of all merchandise was purchased from overseas vendors. The Company expects that purchases from overseas vendors as a percentage of the total dollar volume purchased will decrease in the future. While the Company believes that alternative sources of supply are available, any disruption in the Company's sources of supply could have a material adverse effect on its business. Moreover, although the Company historically has been able to hedge its exposure to fluctuations in the relationship between the dollar and various foreign exchange contracts, the Company currently is not engaging in hedging transactions and could incur additional expense in the event of currency fluctuations . See "Business--Purchasing." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

       Restrictions on Cash Dividends. Since its inception as a public company in 1992, the Company has not paid any cash dividends. The Company's loan agreement prohibits the payment of cash dividends. See Item 5. "Market for the Registrant's Common Stock and Related Shareholder Matters."

Shares Eligible for Future Sale

       Sales of the Company's Common Stock and Warrants in the public market could adversely affect the market price of the Company's Common Stock and Warrants and could impair the Company's future ability to raise capital through the sale of equity securities. As of January 31, 1998, the Company has 27,274,588 shares of Common Stock and 5,430,503 Warrants outstanding. Of this, 21,924,072 shares and all the Warrants are available for resale in the public market without restrictions, except for any such shares held by persons who may be deemed to be "affiliates" of the Company. Additionally, pursuant to a Registration Statement expected to be filed in May 1998, 5,350,516 shares of Common Stock owned by certain affiliates and members of the Equity Investment Group will be registered for resale under the Securities Act. In addition, the Company has registered under the Securities Act all of the 2,450,000 shares authorized for issuance under the Management Stock Option Plan.

Anti-Takeover Provisions

       The Amended and Restated Articles and Amended and Restated By-laws contain provisions which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction. The Amended Articles permit the Board of Directors to establish the rights, preferences, privileges and restrictions of, and to issue, up to 5,000,000 shares of Preferred Stock without shareholder approval. The Amended By-laws also provide for the staggered election of directors to serve for four-year terms, subject to removal by shareholders only for cause upon the vote of not less than 65% of the shares of Common Stock cast at a shareholders meeting and provide that the vote of at least 60% of the voters entitled to be cast by all shareholders is required to call special meetings of shareholders. Certain provisions of the Amended Articles and Amended By-laws may not be amended except by a similar 65% vote. For more information, see the Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws of the Company which are filed as Exhibits 2.1 and 2.2, respectively, to the Company's Form 8-A Report, filed with the Commission on December 29, 1997. In addition, the Company is subject to certain anti-takeover provisions of the Pennsylvania Business Corporation Law.

General

       Today's Man, Inc. is a leading operator of menswear superstores specializing in tailored clothing, furnishings sportswear and shoes. The Company operates a chain of 25 superstores ranging in size from approximately 18,000 to 34,000 gross square feet in the Greater Philadelphia, Washington, D.C. and New York markets. The Company seeks to be the leading menswear retailer in each of its markets by providing a broad and deep assortment of moderate to better, current-season, brand-name and private label merchandise at everyday low prices which the Company believes represents the greatest value at a given price point. The Company provides these everyday low prices to its customers through economies provided by its large volumes of preplanned inventory purchases and lower initial mark-ups. The Company generated net sales of $451 per square foot of selling space in its superstores in fiscal 1997.

       The Company was incorporated in Pennsylvania in 1971 as Feld & Sons, Inc. and changed its name to Today's Man, Inc. in March 1992. The Company's executive and administrative offices are located at 835 Lancer Drive, Moorestown West Corporate Center, Moorestown, New Jersey 08057 and its telephone number is (609) 235-5656.

Merchandising

       Today's Man seeks to offer a larger selection and variety of menswear, in terms of styles, sizes and price points, than its competitors. The Company's merchandise assortment consists principally of tailored clothing (suits, sportcoats, slacks, formal wear and outerwear), furnishings and accessories (dress shirts, ties, belts, suspenders, underwear, socks, scarves and gloves) and sportswear (casual pants, sportshirts, sweaters and jackets) and shoes. A 25,000 square foot superstore typically offers 65,000 items, including approximately 5,000 suits in American and European styles, 2,500 sportcoats, 13,000 dress shirts, 10,000 ties, 8,000 pairs of dress and casual pants and 4,000 pairs of shoes. The core of the Company's merchandise offering is primarily Today's Man private label suits (featuring Made in Italy and Made in England) complemented by a handful of nationally recognized brand-name and designer label suits at prices typically ranging from $150 to $400. In fiscal 1997, nearly 48% of the Company's net sales were tailored clothing, with approximately 46% divided between furnishings and sportswear and 6% of net sales from licensed shoe department sales.

       In July 1995, the Company entered into a License Agreement with Shoe Corporation of America ("SCOA"), pursuant to which SCOA installed and operates licensed shoe departments in the Company's stores. Under the terms of the license agreement, SCOA is responsible for the operations of the department including inventory purchases, presentation, staffing and management. The Company remits, on a weekly basis, the net proceeds due to SCOA. Licensed shoe departments were introduced in eight superstores in 1995. During 1996, the Company completed the introduction of shoe departments in the remaining locations. The initial term of the license agreement expires January 30, 1999. The Company recorded sales of $1,261,900, $8,789,000 and $12,642,600 from licensed shoe department sales for fiscal 1995, 1996 and 1997, respectively.

       The Company has product offerings in all of its merchandise categories under the Company's private labels. Today's Man's private label programs are focused on high volume merchandise classifications and include products which can differentiate the Company from other retailers on the basis of price and quality.

Marketing and Promotion

       The Company has identified as its core customers men between the ages of 25 and 54 with average household incomes between $40,000 and $75,000 per year who routinely wear a suit to work. The Company seeks to be the first choice among its target customers when they decide to shop for clothes by using local television and radio advertising. The Company uses newspaper advertising primarily during its bi-annual clearance periods. The Company uses outside agencies as well as its own marketing department to prepare its advertising materials. In addition, the Company uses direct mail advertising to customers on its mailing list, including holders of Today's Man credit cards.

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

       The Company believes that a courteous and knowledgeable staff and efficient cashiers are important factors in attracting and retaining customers. The Company staffs each store with trained personnel, supported by an efficient check-out system and a full-function tailoring facility. The Company emphasizes to its employees the importance of customer service, courtesy and product knowledge through its training programs. The Company also believes that its typical customer prefers to shop without aggressive sales help and seeks assistance primarily to locate sizes or to coordinate styles and colors. Accordingly, Today's Man sales associates are paid on a salaried rather than a commission basis. In addition, sales associates are eligible to earn incentive payments based on the performance of that associate and the performance of the store relative to the planned performance.

       Each store is managed by a store manager who is compensated by a base salary and a bonus based on the store's sales performance, shrinkage and other factors. Store managers have an average of 15 years of retail experience. Store managers report to one of three regional managers. All stores have one or more assistant managers, three to five clothing department heads (including the head of the tailoring department) and an average of 30 full-time and 14 part-time associates (including sales associates, tailors and cashiers). Most of the Company's tailored clothing associates have prior retail experience. Additional training is provided on the job by the store's assistant managers and department heads.

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

Purchasing

       The Company purchases most of its merchandise in large volumes through preplanned buying programs, which allow it to consistently offer a broad and deep selection of current-season, moderate to better brand-name and private label menswear at substantial savings to its customers. The Company typically does not purchase manufacturers' production overruns and does not seek return privileges or advertising allowances from its vendors.

       The Company purchased merchandise from approximately 146 domestic and overseas manufacturers and suppliers during fiscal 1997. During that year, the top ten vendors by dollar volume accounted for approximately 43% of total purchases, but no vendor accounted for more than 10% of the Company's purchases. Of the Company's purchases by dollar volume in fiscal 1997, approximately 35% were from overseas vendors, primarily in U.S. dollars. Moreover, although the Company historically has been able to hedge its exposure to fluctuations in the relationship between the dollar and various foreign currencies, the Company currently is not engaging in hedging transactions and could incur additional expense in the event of currency fluctuations. Many of the Company's overseas purchases are financed by letters of credit. Understanding the importance of the vendors to the Company's business, management has focused on developing good relationships over the years with many of its vendors. As a result, the Company experienced positive vendor support from its pre-petition supplier base during the Bankruptcy proceedings and was also able to add new key national vendors while in Chapter 11. The Company's vendor base has continued its support since the Company's emergence from Chapter 11.

       The Company purchased approximately 6.6 million units of merchandise in fiscal 1997, of which approximately 33% were purchases of brand-name merchandise and the remainder were purchases of the Company's private label merchandise.

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

Management Information and Control Systems

       The Company has placed substantial emphasis on upgrading and integrating its management information and financial control systems. The Company believes its management information and control systems are an important factor in enabling it to achieve its goal of superior execution of all aspects of the Company's operations.

       The Company employs a sixteen-person MIS group, including three programmers. Control of the Company's merchandising activities is maintained by a fully integrated point-of-sale (POS) inventory and management information system which permits management to monitor inventory and store operations on a daily basis and to determine weekly operating results by store. Each store communicates with the Company's central IBM RS/6000 computer system via IBM 4680 POS registers. Merchandise sales and inventories are automatically maintained by scanning bar-coded merchandise as customers check-out.

       In early 1998, the Company began the implementation of a new retail information system. The system is expected to be fully operational in fiscal 1999. This state-of-the-art database system tracks merchandise from order through sale, comparing actual to planned results and highlighting areas requiring management attention and is certified by the vendor to be year 2000 compliant. The new system will enable the Company to substantially improve its management of merchandising inventories, in-store stock replenishment, and financial reporting.

       The Company also uses ARTHUR, a merchandise planning system which facilitates seasonal planning by department and by store and provides data for financial planning.

Customer Credit

       Today's Man customers may pay for their purchases with the Today's Man proprietary credit card, Visa, MasterCard, American Express, Discover, cash or check. Approximately 75% of all purchases are paid for by credit card.

       Today's Man credit cards are issued by a national bank, using the bank's credit standards, on a non-recourse basis to the Company. As of January 31, 1998, approximately 335,200 Today's Man credit cards were outstanding. The Company believes that its credit card is a particularly productive tool for targeted marketing and presents an excellent opportunity to analyze and better understand its customers' shopping patterns and needs.

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

       As of January 31, 1998, the Company had 777 full-time and 535 part-time associates. The Company also employs additional part-time clerks and cashiers during peak periods. None of the Company's associates is represented by a labor union. The Company believes that its relationship with its associates is good.

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

       The following table provides information regarding the Company's existing stores under lease:

                                              Approximate
                                              ross Square           Year of
Store Location                                   Feet               Opening
--------------                                ---------------------------------
Greater Philadelphia Market:
Center City Philadelphia, PA (1)                25,600               1980
Broomall, PA                                    17,800               1984
Deptford, NJ (1)                                19,600               1985
Allentown, PA                                   22,700               1986
Montgomeryville, PA                             22,100               1986
Northeast Philadelphia, PA                      22,500               1987
King of Prussia, PA                             25,000               1988
Langhorne, PA (1)                               25,000               1988
Cherry Hill, NJ                                 25,800               1990

Greater Washington, D.C. Market:
Bailey's Crossroads, VA                         26,000               1987
Rockville, MD                                   26,100               1988
Fairfax, VA                                     25,900               1992
Greenbelt, MD                                   21,100               1995

Greater New York Market:
Paramus, NJ                                     30,000               1991
Carle Place, NY                                 33,500               1991
Wayne, NJ                                       33,400               1992
Stony Brook, NY                                 25,900               1992
Huntington, NY                                  29,300               1993
East Hanover, NJ                                30,000               1993
Manhassett, NY                                  25,000               1993
Woodbridge, NJ                                  27,100               1993
Manhattan (Sixth Avenue), NY                    28,100               1994
Hartsdale, NY                                   26,600               1994
Manhattan (Fifth Avenue), NY                    27,200               1995
Norwalk, CT                                     24,000               1995

--------------
(1) Leased from Mr. David Feld. See Item 13. "Certain Relationships and Related Transactions."

       The Company leases all of its existing stores and anticipates that it will continue to do so. Unexpired lease terms range from eight to twenty-eight five years assuming the exercise of options to renew in certain cases, and no lease is scheduled to expire prior to fiscal 2006, except for the Broomall, PA location whose lease expires in fiscal 1999 and is currently being renegotiated. Approximately one-half of the leases have percentage rent clauses, although none of the leases with Mr. David Feld has a percentage rent clause.

Item 3.  Legal Proceedings

       On December 12, 1997, the Bankruptcy Court entered an order confirming the Reorganization Plan proposed by the Company and certain of its subsidiaries. On December 31, 1997, the Reorganization Plan became effective and the Company emerged from bankruptcy reorganization proceedings. See Item 1. "Business - Chapter 11 Reorganization."

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

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 4.1.  Certain Executive Officers of the Registrant

       Set forth below is certain information concerning the executive officers of the Company who are also not directors.

      Name                  Age                    Position
      ----                  ---                    ---------
Gary Kellman                54         Executive Vice President - Merchandising
Frank E. Johnson            48         Executive Vice President and Chief Financial Officer
Barry S. Pine               43         Vice President, Controller, and Chief Accounting Officer

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

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters.

         The Company's Common Stock and Warrants are traded on the Nasdaq National Market System under the symbol "TMAN" and "TMANW," respectively. The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the Common Stock, as reported by Nasdaq :

                                                          High            Low
                                                          ----            ---
         1996
                 First Quarter                            $3.13          $1.13
                 Second Quarter                            2.50           1.06
                 Third Quarter                             3.00           1.00
                 Fourth Quarter                            2.63           1.44

         1997
                 First Quarter                            $4.00          $2.13
                 Second Quarter                            4.06           2.44
                 Third Quarter                             4.06           2.88
                 Fourth Quarter                            3.81           2.63

         1998
                 First Quarter (through April 28)         $3.63          $2.88

       The Warrants were issued on January 2, 1998. The following table sets forth, for the fiscal quarters indicated, the high and low closing sale price for the Warrants, as reported by Nasdaq:

         1997
                 Fourth Quarter                           $1.50          $1.00
         1998
                 First Quarter (through April 28)         $1.69          $1.13


       As of April 28, 1998, the Company's Common Stock was held by approximately 1,582 holders of record.

       The Company does not anticipate paying any cash dividends in the foreseeable future because it intends to use or otherwise retain its earnings to finance the operations and expansion of its business and to service its debt. The Company's loan agreement prohibits the payment of cash dividends without prior consent of the lender.

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
        (Dollars in thousands, except per share data and operating data)

       The following selected financial data have been derived from the Company's consolidated financial statements. The information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and notes thereto beginning on page F-1.

----------------------------

                                                                                  Fiscal Year
                                                     1993            1994           1995 (7)          1996             1997
                                                  ----------      ----------       ----------      ----------       ----------
Statement of Operations Data:
   Net sales                                      $  167,072      $  216,893       $  263,256      $  204,042       $  214,148
   Cost of goods sold                                105,709         137,440          180,928         134,524          138,075
                                                  ----------      ----------       ----------      ----------       ----------
     Gross profit                                     61,363          79,453           82,328          69,518           76,073
   Selling, general and administrative
     expenses (1)                                     51,254          70,264          100,753          65,982           65,820
   Restructuring charges                                   -               -           19,249               -                -
                                                  ----------      ----------       ----------      ----------       ----------
     Income (loss) from operations                    10,109           9,189          (37,674)          3,536           10,253
   Reorganization items, net                               -               -                -           8,848            6,769
   Interest expense and other income, net                838           2,233            4,211             499            7,786
                                                  ----------      ----------       ----------      ----------       ----------
   Income (loss) before income taxes                   9,271           6,956          (41,885)         (5,811)          (4,302)
   Income tax provision (benefit)                      3,251           2,348           (6,201)              -                -
                                                  ----------      ----------       ----------      ----------       ----------
   Net income (loss)                              $    6,020      $    4,608       $  (35,684)     $   (5,811)      $   (4,302)
                                                  ==========      ==========       ==========      ==========       ==========

   Earnings (loss) per share (8)                  $     0.58      $     0.43       $    (3.29)     $    (0.54)      $    (0.39)
                                                  ==========      ==========       ==========      ==========       ==========
   Weighted average shares outstanding                10,449          10,819           10,847          10,861           11,063
   Earnings (loss) per share assuming dilution    $     0.57      $     0.42       $    (3.29)     $    (0.54)      $    (0.39)
                                                  ==========      ==========       ==========      ==========       ==========
   Weighted average shares assuming dilution          10.569          10,882           10,847          10,861           11,063

Balance Sheet Data (at end of period):
   Working capital                                $   25,701      $   29,119       $   44,784      $   49,528       $   26,292

   Total assets                                       91,171         121,122           98,203          95,397           87,164
   Long-term debt and capitalized leases               4,699          19,371            5,478           3,661           14,432
   Liabilities subject to settlement                       -               -           61,887          63,368            8,988
   Shareholders' equity                               51,675          56,512           21,066          15,255           46,800

Operating Data:
   Net sales per square foot of selling
     space (2)                                    $      479      $      439       $      421      $      421       $      451
   Increase (decrease) in comparable store
     sales (3)                                           3.8%           (0.3)%           (1.5)%          (7.8)%            7.0%
   Average sales per store (in thousands) (4)     $    8,952      $    8,354       $    8,110      $    8,008       $    8,566

Number of superstores (5):
   Open at beginning of period                            16              21               28              35               25
   Opened during period                                    5               7                7               -                -
   Closed during period                                    -               -                -              10 (6)            -
   Open at end of period                                  21              28               35              25               25

-----------------

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

(6) Does not include an outlet store in Sawgrass Mills, Florida which was opened in April 1995 and closed in the first quarter of 1996. In the first quarter of 1996, the Company also closed a total of ten underperforming stores in the Greater Chicago, New York and Washington, D.C. markets.

(7)    Fiscal year 1995 included fifty-three weeks.

(8) Earnings (loss) per share have been calculated in accordance with FASB Statement No. 128, Earnings per Share for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       The following table sets forth for the periods indicated the percentages which the items in the Company's Statements of Operations bear to net sales.


                                                                Fiscal Year
                                                     1995           1996           1997
                                                     -----          -----          -----
Net sales                                            100.0%         100.0%         100.0%
Cost of goods sold                                    68.7           65.9           64.5
                                                     -----          -----          -----
Gross profit                                          31.3           34.1           35.5
Selling, general and administrative expenses          38.3           32.3           30.7
Restructuring charges                                  7.3             -              -
                                                     -----          -----          -----
Income (loss) from operations                        (14.3)           1.8            4.8
Reorganization items, net                               -             4.3            3.2
Interest expense and other (income) expense, net       1.6             .3            3.6
                                                     -----          -----          -----
Loss before income taxes                             (15.9)          (2.8)          (2.0)
Income tax benefit                                    (2.4)            -              -
                                                     -----          -----          -----
Net loss                                             (13.5)%         (2.8)%         (2.0)%
                                                     =====          =====          =====

Fiscal Years 1997 and 1996

       Net Sales. Net sales of $214,148,000 in fiscal 1997 represented an increase of $10,105,600 or 5.0% over net sales of $204,042,400 in fiscal 1996. The sales increase was due to the increase from license shoe department sales as well as better merchandise assortments, more timely arrival of merchandise, and better in-stock positions resulting from the Company's expanded utilization of its merchandise replenishment program. Sales from licensed shoe departments increased $3,853,600 to $12,642,600 for fiscal 1997 as compared to the prior year period. The replenishment program serves to minimize stock outs and quickly restock fast selling merchandise. These factors contributed to the Company's comparable store sales increase of 7%. There were 25 superstores in operation at January 31, 1998 and February 1, 1997 respectively.

       Gross Profit. Gross profit increased by $6,554,700 to $76,072,900 and as a percentage of net sales to 35.5% in fiscal 1997 from 34.1% in fiscal 1996. The gross margin improvement was due to better buying, a decrease in markdowns resulting from better merchandise transition between seasons and the increase in merchandise productivity due to the Company's merchandise replenishment program.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses declined $162,700 to $65,819,800 in fiscal 1997 from $65,982,500 in the year ago period and declined as a percentage of net sales to 30.7% in fiscal 1997 as compared to 32.3% in fiscal 1996. Store payroll, occupancy and advertising costs decreased $984,100 to 19.1% of net sales in fiscal 1997 as compared to 20.5% of net sales in the prior fiscal year. This decrease was partially offset by increases in the Company's credit card processing costs due to an increase in usage of the Company's private label credit card.

       Reorganization Items, Net. Reorganization items consisted of $7,224,000 in professional fees, $121,300 in retention bonus expenses and other employee related costs to minimize employee turnover, and $519,700 related to lease rejection settlement costs. These items were offset by $1,096,000 in interest income earned on cash accumulated during the bankruptcy period while not paying pre-petition obligations. These amounts compared to $3,567,600 in professional fees, $4,780,600 in asset write-offs, $526,000 in retention bonus expense and $283,800 in net lease rejection costs offset by $310,300 in interest income in the prior fiscal year.

       Interest Expense, Interest Income and Other (Income) Expense, Net. Interest expense, interest income and other (income) expense, net increased by $7,286,600 in fiscal 1997. This was primarily due to the Company recording a charge of $7,264,000 as a result of the Company's Plan of Reorganization representing the premium demanded by the Official Committee of the Unsecured Creditors, the holders of the secured pre-petition bank claims and other holders of unsecured pre-petition from obligations of the Company to support a Plan that provided a full recovery for all allowed claims.

Fiscal Years 1996 and 1995

       Net Sales. Net sales of $204,042,400 in fiscal 1996 represented a decrease of $59,213,600 or 22.5% from net sales of $263,256,000 in fiscal 1995. This decrease was attributable to the closing of ten superstores and one outlet store in fiscal 1996, which, collectively, accounted for $44,500,000 in net sales in fiscal 1995. The results for fiscal 1996 were also negatively impacted by the overall weak retail environment, merchandise disruptions caused by the bankruptcy proceedings, and a lack of promotional activities as compared to fiscal 1995. Additionally, fiscal 1996 consisted of fifty-two weeks as compared to fifty-three weeks during the prior year. Comparable store sales decreased 7.8% versus fiscal 1995. The 1996 sales include $8,789,000 in licensed shoe department sales compared to $1,261,900 in fiscal 1995. The Company operated 25 superstores at January 31, 1997, compared to 35 superstores at February 1, 1997.

       Gross Profit. Gross profit as a percentage of net sales increased to 34.1% in fiscal 1996 from 31.3% in fiscal 1995. The increase in gross profit was attributable to a reduction in the promotional activities and markdowns employed in fiscal 1995. Markdowns decreased 20% or approximately $10,000,000 from fiscal 1995. The 1995 gross profit was also negatively impacted by the delayed shipment of a large special inventory purchase in the third quarter which resulted in higher than planned markdowns.

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

Liquidity and Capital Resources

       The Company's primary historic source of working capital is cash flow from operations. The recent bankruptcy proceedings have distorted the presentation of the historic sources of working capital. The Company had working capital of $44,783,800, $49,527,600 and $26,291,900 at the end of fiscal 1995,
1996 and 1997, respectively. The fiscal 1997 decrease in working capital is a result of the Company's emergence from Chapter 11 and the payment of pre-petition obligations pursuant to the Reorganization Plan. See Item 1. "Business." Historically, the Company's working capital is at its lowest level in the first and third quarters and increases sharply in the second and fourth quarters during the peak selling seasons. The Company measures its inventory turnover by dividing net sales by the retail value of the inventory averaged over 12 months. Inventory turnover was 3.07 times, 3.22 times and 3.05 times in fiscal 1995, 1996 and 1997, respectively.

       Net cash provided by (used in) operating activities amounted to $3,406,600, $24,216,800 and ($45,100,500) in fiscal 1995, 1996 and 1997, respectively. These amounts primarily represent net income plus depreciation, amortization and other changes in operating assets and liabilities. The large use of cash in fiscal 1997 was primarily due to the payment of approximately $42,329,700 of liabilities subject to settlement in the Company's Chapter 11 proceedings. Without such payment, operating activities would have used net cash of $2,770,800.

       Net cash used in investing activities amounted to $10,787,400, $1,278,900 and $1,306,100 in fiscal 1995, 1996 and 1997, respectively to fund investments for new and existing stores. The relative decrease in fiscal 1996 and 1997 from fiscal 1995 reflects the lack of store openings during the bankruptcy proceedings.

       Net cash provided by (used in) financing activities amounted to $7,674,100, ($1,397,300) and $23,700,100 in fiscal 1995, 1996 and 1997, respectively. The increase in fiscal 1997 represents the proceeds from the Company's equity offering and the proceeds from the term loan, two of the funding sources used to fund the Plan of Reorganization.

       On December 31, 1997, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, individually and as agent. The Loan and Security Agreement provides for a $12.5 million term loan and a $30.0 million revolving credit facility. The Company has granted Foothill Capital Corporation a lien on its tangible and intangible assets to secure this term loan and revolving credit facility. Proceeds from these loans were used to fund a portion of the Company's Plan of Reorganization.

       The term loan bears interest at 11%, matures in three years and requires monthly principal payments of $368,055, reflecting a $750,000 discount. In addition to the discount, the term loan contains a provision requiring the payment of a monthly fee beginning in January 1999 of approximately $42,000. This monthly fee, which could amount to $1.0 million if paid for 24 months, is being accrued ratably over the life of the loan as an adjustment to interest expense using the effective interest method. After giving effect to the amortization of the discount and the monthly fee, the effective interest rate on the term loan is 18.99%. In the event the Company is able to refinance the term loan prior to December 31, 1998, the principal amount owed to Foothill would be equal to the original principal of $12.5 million plus a $375,000 premium less any principal payments made on the loan. After December 31, 1998, the term loan repayment amount increases monthly by the monthly fee of $42,000 and $15,625, representing the straight-line impact of the remaining discount to the face amount of $13,250,000. There is no penalty for early termination of the term loan. In addition to the monthly fees associated with the term loan, the loan document contains a provision that requires an annual repayment equal to 25% of the Company's excess cash flow, as defined. Excess cash flow represents the Company's earnings before interest, taxes, depreciation, and amortization ("EBITDA"), less principal payments on indebtedness, payments for interest, taxes and capital expenditures. No such repayments were made for the year ended January 31, 1998.

       The revolving credit facility bears interest at prime plus one half of one percentage point (9.0% at January 31, 1998), and provides that the interest rate cannot be less than 8.0%. The revolving credit facility has an initial term of five years, with provisions for annual renewals thereafter. The revolving credit facility includes a $20.0 million sublimit for letter of credit advances. Availability under the revolver is based on a formula of inventory and credit card receivables, less applicable reserves. There were no borrowings outstanding under the revolving credit facility at January 31, 1998. The Company had approximately $6,600,000 in outstanding letters of credit at January 31, 1998. The revolving credit facility contains a provision that, in the event the Company elects to refinance the facility, Foothill would be paid an early termination fee equal to the greater of $250,000 or $15,000 times the number of months remaining until the Renewal date, December 31, 2002.

       The Loan and Security Agreement contains usual and customary financial covenants including maintenance of minimum monthly inventory levels, tangible net worth, EBITDA, and capital expenditure limitations as well as restrictions on the payment of dividends. The Company was in compliance with all covenants as of and for the year ended January 31, 1998.

       The Company believes that the sources of capital above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 1998.

Year 2000 Compliance

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

Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, both of which are required to be adopted in fiscal 1998. Statement 130 requires financial statement reporting of all non-owner related changes in equity for the periods being presented. Statement 131 requires disclosure of revenue, earnings and other financial information pertaining to business segments by which a company is managed as well as factors used by management to determine segments. The Company believes adoption of both Statements 130 and 131 will not have a material effect on its financial position or results of operations, however, management is still assessing the impact of these statements on its financial statement disclosures.

Quasi-Reorganization

       As of January 31, 1998, the Company effected a quasi-reorganization through the application of $27,316,200 of its $74,115,700 Common Stock account to eliminate its retained deficit. The Company's Board of Directors decided to effect a quasi-reorganization given that the Company has completed its restructuring, obtained long-term financing and successfully emerged from bankruptcy. The Company's retained deficit is related to operations that resulted in the restructuring of the Company and the losses incurred during the Chapter 11 proceeding and is not, in management's view, reflective of the Company's current financial condition.

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

       The following table sets forth certain unaudited quarterly results of operations for fiscal 1997 and 1996.

                                                                        Fiscal Quarter Ended
                                                   ------------------------------------------------------------------
                                                     May 3,           August 2,         November 1,       January 31,
Fiscal 1997:                                          1997              1997               1997              1998
                                                   ---------         ----------         -----------       -----------
                                                             (In thousands, except per share amounts)
Net sales                                          $  43,929         $   50,466          $ 48,457         $  71,296
Cost of goods sold                                    27,998             32,466            30,618            46,993
                                                   ---------         ----------          --------         ---------
  Gross profit                                        15,931             18,000            17,839            24,303
Selling, general and administrative expenses          15,062             16,092            15,869            18,797
                                                   ---------         ----------          --------         ---------
Income from operations                                   869              1,908             1,970             5,506
Reorganization items, net                                654              1,268               973             3,874
Interest expense and other income, net                    57                (30)            7,266               493
                                                   ---------         ----------          --------         ---------
  Income (loss) before income taxes                      158                670            (6,269)            1,139
Income taxes                                               -                  -                 -                 -
                                                   ---------         ----------          --------         ---------
  Net income (loss)                                $     158         $      670          $ (6,269)        $   1,139
                                                   =========         ==========          ========         =========
Earnings (loss) per share                          $    0.02         $     0.06          $  (0.57)        $    0.10
                                                   =========         ==========          ========         =========
Earnings (loss) per share assuming dilution        $    0.02         $     0.06          $  (0.57)        $    0.09
                                                   =========         ==========          ========         =========
Weighted average shares outstanding                   10,861             10,861            10,861            11,677
Weighted average shares outstanding assuming
dilution                                              10,861             10,861            10,861            12,502


                                                                        Fiscal Quarter Ended
                                                   ------------------------------------------------------------------
                                                     May 4,           August 3,         November 2,       February 1,
Fiscal 1996:                                         1996               1996              1996               1997
                                                   ---------         ----------         -----------       -----------
                                                               (In thousands, except per share amounts)
Net sales                                          $  46,397         $   45,298          $ 44,617         $  67,730
Cost of goods sold                                    33,180             28,702            28,964            43,678
                                                   ---------         ----------          --------         ---------
  Gross profit                                        13,217             16,596            15,653            24,052
Selling, general and administrative expenses          16,098             16,338            15,642            17,904
                                                   ---------         ----------          --------         ---------
  (Loss) income from operations                       (2,881)               258                11             6,148
Reorganization items, net                              1,286              1,061               755             5,746
Interest expense and other income, net                    42                (15)                6               466
                                                   ---------         ----------          --------         ---------
  Loss before income taxes                            (4,209)              (788)             (750)              (64)
Income taxes                                               -                  -                 -                 -
                                                   ---------         ----------          --------         ---------
  Net loss                                         $  (4,209)        $     (788)         $   (750)        $     (64)
                                                   =========         ==========          ========         =========
Earnings (loss) per share                          $   (0.39)        $    (0.07)         $  (0.07)        $   (0.01)
                                                   =========         ==========          ========         =========
Weighted average shares outstanding                   10,861             10,861            10,861            10,861

       There is no difference between earnings (loss) per share and earnings
(loss) per share assuming dilution in fiscal 1996 because the impact of common share equivalents is anti-dilutive.

Item 8.  Financial Statements and Supplementary Data.

       The financial statements and related documents that are filed with this Report are listed in Item 14(a) of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

       Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except for information concerning certain executive officers of the Company which is set forth in Item 4.1 hereof.

Item 11.  Executive Compensation.

       Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

       Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

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

               Consolidated Balance Sheets as of February 1, 1997 and January
                 31, 1998

               Consolidated Statements of Operations for the fiscal years ended
                 February 3, 1996, February 1, 1997 and January 31, 1998

               Consolidated Statements of Shareholders' Equity for the fiscal years ended February 3, 1996, February 1, 1997 and January 31, 1998

               Consolidated Statements of Cash Flows for the fiscal years ended
                 February 3, 1996, February 1, 1997 and January 31, 1998

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

Exhibit No.                           Description
-----------                           -----------

  2.1(1) Debtors' Second Amended Joint Plan of Reorganization as modified on December 12, 1997

  3.1(2)      The Company's Amended and Restated Articles of Incorporation

  3.2(2)      The Company's Amended and Restated Bylaws

  4.2(2) Warrant Agreement, dated as of December 31, 1997, between Today's Man, Inc. and Stocktrans, Inc. as warrant agent

  4.3(2) Form of Common Stock Purchase Warrant (incorporated by reference to the form of Common Stock Purchase Warrant attached as exhibit A to the Warrant Agreement filed as Exhibit 4.2)

 10.1(3) Lease between Mr. David Feld and the Company relating to the Company's central headquarters and distribution center

 10.2(3) Lease, as amended, between Mr. David Feld and the Company relating to the Center City Philadelphia store

 10.3(3) Lease between Mr. David Feld and the Company relating to the Deptford store

 10.4(3) Lease, as amended, between Mr. David Feld and the Company relating to the Langhorne store

 10.5(3) Lease between Mr. David Feld and the Company relating to the lease of a parking lot adjacent to the Montgomeryville store

*10.6         Management Stock Option Plan

Exhibit No.                            Description
-----------                            -----------

*10.7(3)      401(k) Profit-Sharing Plan, as amended, and related Trust
              Agreement

 10.8(3)      Tax Indemnification Agreement between the Company and Mr. David
              Feld

 10.9(5) Amendment No. 1 to Tax Indemnification Agreement between the Company and Mr. David Feld

 10.10(6)     Amended and Restated License Agreement between the Company and
              D&L, Inc.

*10.11(4)     Form of Note and Stock Pledge Agreement for Executive Equity
              Plan tax loans

 10.12(8)     License Agreement between the Company and Shoe Corporation of
              America.

 10.13(9) Order of the U.S. Bankruptcy Court dated May 22, 1996 approving the Employee Retention Plan.

 10.14(9) Order of the U.S. Bankruptcy Court dated July 25, 1996 approving the remaining provisions of the Employee Retention Plan.

 10.15        Loan and Security Agreement with Foothill Capital Corporation

 21.1(5)      Subsidiaries of the Registrant

 27.1         Financial Data Schedule

              (b) Reports on Form 8-K
                  Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 1997 relating to the confirmation of the Company's Plan of Reorganization.

------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 1997. (Commission File No. 0-20234).

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 29, 1997. (Commission File No. 0-20234).

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-46755) filed with the Securities and Exchange Commission on March 26, 1992.

(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-60798) filed with the Securities and Exchange Commission on April 9, 1993.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992 (Commission File No. 0-20234).

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 29, 1994 (Commission File No. 0-20234).

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995 (Commission File No. 0-20234).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996 (Commission File No. 0-20234).

(9) Incorporated by referenced to the Company's Annual Report on Form 10-K for the year ended February 1, 1997 (Commission File No. 0-20234).

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 1998.

                                          TODAY'S MAN, INC.


                                          By: /s/David Feld
                                              ----------------------------------
                                              David Feld
                                              Chairman of the Board, President
                                              and Chief Executive Officer

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


         Signature                                Capacity                                    Date
         ---------                                --------                                    ----

/s/ David Feld                       Chairman of the Board, President and Chief          April 30, 1998
-----------------------------        Executive Officer (principal executive officer)
David Feld

/s/ Leonard Wasserman                Executive Vice President, Office of the President   April 30, 1998
-----------------------------        and Director
Leonard Wasserman

/s/ Larry Feld                       Vice President, Secretary and Director              April 30, 1998
-----------------------------
Larry Feld

/s/ Frank E. Johnson                 Executive Vice President, Treasurer and             April 30, 1998
-----------------------------        Chief Financial Officer
Frank E. Johnson

/s/ Gary Kellman                     Executive Vice President, General Merchandise       April 30, 1998
-----------------------------        Manager
Gary Kellman

/s/ Barry S. Pine                    Vice President, Controller and Chief Accounting     April 30, 1998
-----------------------------        Officer
Barry S. Pine

/s/ Ira Brind                        Director                                            April 30, 1998
-----------------------------
Ira Brind

/s/ Verna K. Gibson                  Director                                            April 30, 1998
-----------------------------
Verna K. Gibson

/s/ Bernard J. Korman                Director                                            April 30, 1998
-----------------------------
Bernard J. Korman

/s/ Randall L. Lambert               Director                                            April 30, 1998
-----------------------------
Randall Lambert


                                TODAY'S MAN, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----

Report of Independent Auditors...................................................  F-2

Consolidated Balance Sheets as of February 1, 1997 and January 31, 1998..........  F-3

Consolidated Statements of Operations for the fiscal years ended
     February 3, 1996, February 1, 1997 and January 31, 1998.....................  F-4

Consolidated Statements of Shareholders' Equity for the fiscal years ended
     February 3, 1996, February 1, 1997 and January 31, 1998.....................  F-5

Consolidated Statements of Cash Flows for the fiscal years ended
     February 3, 1996, February 1, 1997 and January 31, 1998.....................  F-6

Notes to Consolidated Financial Statements.......................................  F-7

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Today's Man, Inc.


We have audited the Consolidated Balance Sheets of Today's Man, Inc. as of January 31, 1998 and February 1, 1997, and the related Consolidated Statements of Operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Today's Man, Inc. at January 31, 1998 and February 1, 1997, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.


                                         /S/ ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 18, 1998

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      February 1,       January 31,
                                                                                        1997               1998
                                                                                   --------------     -------------

                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                        $22,926,000       $   219,500
     Cash restricted for pre-petition settlements                                               -        11,005,500
     Due from credit card companies and other receivables, net of allowance
         for uncollectible accounts of $284,000 and $177,800                            2,299,400         2,136,400
     Inventory                                                                         28,636,600        34,652,100
     Prepaid expenses and other current assets                                          3,548,300         2,753,600
     Prepaid inventory purchases                                                        2,047,100         2,611,400
                                                                                      -----------       -----------
         Total current assets                                                          59,457,400        53,378,500

Property and equipment, less accumulated depreciation and amortization                 33,452,200        31,553,600
Loans to shareholders                                                                     228,400           228,400
Rental deposits and other noncurrent assets                                             2,258,700         2,003,500
                                                                                      -----------       -----------
                                                                                      $95,396,700       $87,164,000
                                                                                      ===========       ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                            $3,801,800        $7,670,800
     Accrued expenses and other current liabilities                                     4,731,500         4,784,900
     Current portion of term loan                                                               -         4,416,700
     Liabilities subject to settlement                                                          -         8,987,600
     Current maturities of capital lease obligations                                    1,396,500         1,226,600
                                                                                      -----------      ------------
         Total current liabilities                                                      9,929,800        27,086,600

Capital lease obligations, less current maturities                                      2,264,000         1,037,200
Deferred rent and other                                                                 4,580,300         4,489,000
Liabilities subject to settlement                                                      63,367,900                 -
Term loan, less current maturities                                                              -         7,751,700
                                                                                      -----------      ------------
                                                                                       80,142,000        40,364,500

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, no par value, 20,000,000 and 100,000,000 shares authorized, and
     10,861,005 and 27,274,588 shares issued and outstanding at February 1, 1997 and January 31, 1998 respectively, net of accumulated retained earnings
     (deficit) of $27,316,200 as of January 31, 1998                                   38,269,100        46,799,500
Retained earnings (deficit)                                                           (23,014,400)                -
                                                                                      -----------      ------------
Total shareholders' equity                                                             15,254,700        46,799,500
                                                                                      -----------       -----------
                                                                                      $95,396,700       $87,164,000
                                                                                      ===========       ===========

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the Fiscal Years Ended
                                                  ------------------------------------------------------------

                                                    February 3,           February 1,            January 31,
                                                        1996                 1997                   1998
                                                  ---------------      ----------------       ----------------
                                                     (53 weeks)           (52 weeks)             (52  weeks)
Net sales                                         $   263,256,000      $    204,042,400       $    214,148,000

Cost of good sold                                     180,928,200           134,524,200            138,075,100
                                                  ---------------      ----------------       ----------------

     Gross profit                                      82,327,800            69,518,200             76,072,900

Selling, general and administrative expenses          100,753,000            65,982,500             65,819,800

Restructuring charges                                  19,248,700                     -                      -
                                                  ---------------      ----------------       ----------------
     Income (loss) from operations                    (37,673,900)            3,535,700             10,253,100

Reorganization items:

     Professional fees and other                                -             4,341,100              7,865,000

     Asset write-offs and additional lease
        rejection claims, net                                   -             4,816,900                      -

     Interest income                                            -              (310,300)            (1,096,000)
                                                  ---------------      ----------------       ----------------
Net reorganization items                                        -             8,847,700              6,769,000

Interest expense (excludes contractual interest
of $2,785,200 in fiscal 1996)                           3,577,200               484,300              7,759,900

Interest income                                           (19,900)                    -                      -

Other expense, net                                        653,500                15,000                 26,000
                                                  ---------------      ----------------       ----------------

     Loss before income tax benefit                   (41,884,700)           (5,811,300)            (4,301,800)

Income tax benefit                                     (6,201,000)                    -                      -
                                                  ---------------      ----------------       ----------------

     Net loss                                     $   (35,683,700)     $     (5,811,300)      $     (4,301,800)
                                                  ===============      ================       ================

     Basic net loss per share                     $         (3.29)     $          (0.54)      $          (0.39)
                                                  ===============      ================       ================

Weighted average shares outstanding                    10,846,971            10,861,005             11,063,275


                             See accompanying notes.

                                TODAY'S MAN, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                      Common Stock
                                                                                                  Retained
                                                              Number                              Earnings
                                                            Of Shares             Amount         (Deficit)
                                                           ----------          -----------      -----------
Balances at January 28, 1995                               10,829,305          $38,031,300      $18,480,600

     Exercise of stock options                                 31,700              237,800                -

     Net loss                                                       -                   -       (35,683,700)
                                                           ----------          -----------     ------------
Balances at February 3, 1996                               10,861,005           38,269,100      (17,203,100)

     Net loss                                                       -                   -        (5,811,300)
                                                           ----------          -----------     ------------

Balances at February 1, 1997                               10,861,005           38,269,100      (23,014,400)

     Issuance of shares pursuant to rights offering         8,145,753           16,291,500                -

     Issuance of shares in settlement of pre-petition
       claims                                               8,257,280           19,524,800                -

     Issuance of shares to employees                           10,550               30,300                -

     Net loss                                                       -                    -       (4,301,800)

     Quasi-reorganization as of January 31, 1998                    -          (27,316,200)      27,316,200
                                                           ----------          -----------     ------------
Balances at January 31, 1998                               27,274,588          $46,799,500     $          -
                                                           ==========          ===========     ============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the Fiscal Years Ended
                                                         ----------------------------------------------------
                                                          February 3,         February 1,         January 31,
                                                             1996                 1997                1998
                                                         ------------         -----------         -----------
Operating activities:
     Net loss                                            $(35,683,700)        $(5,811,300)        $(4,301,800)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                      4,790,700           4,066,200           3,790,400
         Provision for uncollectible accounts
           receivable                                          88,300             562,000             142,300
         Accretion of debt discount                           416,000                   -              36,500
         Deferred rent and other                              907,300             468,800             (91,300)
         Restructuring charges                             18,901,200                   -                   -
     Changes in operating assets and liabilities:
         Restricted cash                                            -                   -         (11,005,500)
         Decrease in receivables                            1,395,900               5,000              20,700
         Decrease (increase) in inventory                  21,680,900           6,829,200          (6,015,500)
         (Increase) decrease in refundable income
            taxes                                          (6,016,000)          6,016,000                   -
         Decrease in prepaid expenses                       2,403,200           1,142,300             230,400
         (Decrease) increase in payables, accrued
           expenses and liabilities subject to
           settlement                                      (4,825,500)          4,155,200          12,085,500
         (Increase) decrease in other noncurrent
           asssets                                           (651,700)          1,244,900            (330,500)
     Payment of liabilities subject to settlement                   -                   -         (42,329,700)
     Charges due to reorganization activities:
         Reorganization costs                                       -           8,847,700           6,769,000
         Payment of reorganization costs                            -          (3,309,200)         (4,101,000)
                                                           ----------         -----------        ------------
     Total adjustments                                     39,090,300          30,028,100         (40,798,700)
                                                           ----------         -----------        ------------
Net cash provided by (used in) operating activities         3,406,600          24,216,800         (45,100,500)

Investing activities:
     Capital expenditures                                 (11,141,500)         (1,278,900)         (1,306,100)
     Shareholder loans                                        354,100                   -                   -
                                                           ----------         -----------        ------------

Net cash used in investing activities                     (10,787,400)         (1,278,900)         (1,306,100)

Financing activities:
     Borrowings under pre-petition revolving
         credit facility                                  136,166,000                   -                   -
     Subordinated loan from majority shareholder            5,000,000                   -                   -
     Repayment of capital leases                           (2,349,600)         (1,397,300)         (1,396,700)
     Repayment of pre-petition debt                      (131,380,100)                  -                   -
     Proceeds from exercise of stock options                  237,800                   -                   -
     Proceeds from sale of common stock                             -                   -          12,964,900
     Proceeds from term loan                                        -                   -          12,500,000
     Borrowings under revolving credit facility                     -                   -           3,972,000
     Repayment of term loan and revolving                                               -
         credit facility                                            -                   -          (4,340,100)
                                                           ----------         -----------        ------------
Net cash provided by (used in) financing activities         7,674,100          (1,397,300)         23,700,100

Net increase (decrease) in cash and cash equivalents          293,300          21,540,600         (22,706,500)
Cash and cash equivalents at beginning of year              1,092,100           1,385,400          22,926,000
                                                           ----------         -----------        ------------
Cash and cash equivalents at end of year                   $1,385,400         $22,926,000        $    219,500
                                                           ==========         ===========        ============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Bankruptcy Reorganization

       Reorganization Proceedings. On December 12, 1997, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order dated December 12, 1997 confirming the Company's Second Amended Joint Plan of Reorganization (the "Reorganization Plan") proposed by Today's Man, Inc. ("the Company") and certain of its subsidiaries. On December 31, 1997, the Reorganization Plan became effective and the Company emerged from bankruptcy reorganization proceedings. Those proceedings had begun on February 2, 1996 when the Company and certain of its subsidiaries filed voluntary petitions in seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 filing was the result of banking difficulties, operating losses, deterioration of vendor support, and cash flow problems. The Company operated as a debtor-in-possession under supervision of the Bankruptcy Court for the duration of those proceedings and, as such, was prohibited from paying pre-petition liabilities or engaging in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.

       The Reorganization Plan provided for the payment in full of allowed claims, including the payment of post-petition interest. The Reorganization Plan was funded by an equity infusion of approximately $16.3 million raised from an Equity Investment Group led by Mr. David Feld, Chairman of the Board, President, and Chief Executive Officer of the Company and a rights offering to existing shareholders, including a credit of $3.3 million to Mr. David Feld in respect of the cash distribution portion of his subordinated claim; the proceeds from a $12.5 million term loan and a draw of approximately $4.0 million on a new $30.0 million revolving credit facility from Foothill Capital Corporation; and approximately $23.7 million in cash on hand.

       Pursuant to the Reorganization Plan, the Company paid an aggregate of $53.3 million and issued 9,920,568 shares of Common Stock to its creditors in settlement of $76.2 million of outstanding indebtedness, including post-petition interest. Under the Reorganization Plan, holders of the Company's Common Stock received for each share of old Common Stock: (1) one share of new Common Stock and (2) 0.5 of a Common Stock Purchase Warrant ("Warrant"). Each whole Warrant entitles the holder to purchase one share of New Common Stock at an exercise price of $2.70 per share at any time on or before December 31, 1999. The additional shares issued pursuant to the Reorganization Plan increased the total shares outstanding to 27,274,588 as of January 31, 1998. A total of 5,430,503 Warrants were issued to the Company's pre-reorganization shareholders.

       Professional fees and other costs directly related to the bankruptcy proceedings were expensed as incurred, and have been reflected in the Consolidated Statement of Operations as "Reorganization items." Reorganization items consist primarily of fees paid to legal and financial advisors of the Company and the Official Committee of Unsecured Creditors. In addition, these expenses include incentives paid to employees who remained with the Company during the Bankruptcy proceedings. Interest income earned by the Company during the Bankruptcy proceedings has been reported as a reduction of Reorganization items.

       The principal categories of claims pursuant to the Plan of Reorganization as of February 1, 1997 and as of December 12, 1997, the date the Plan of Reorganization was confirmed are identified below:

                                           February 1,          December 12,
                                              1997                 1997(1)
                                          ------------         -------------
Revolving credit facility                 $ 21,894,000         $26,289,000
Senior subordinated debt                     1,750,000           2,172,900
Subordinated debt                            5,000,000           5,559,500
Accounts payable                            28,678,500          31,287,000
Lease termination claims                     6,045,400           6,045,400
Other                                                -           4,803,800
                                          ------------         -----------
Total liabilities subject to settlement   $ 63,367,900         $76,157,600
                                          ============         ===========
-------------

(1) The December 12, 1997 amounts include the negotiated settlement of post petition interest. Of the above amounts, $8,987,600 remained to be distributed as of January 31, 1998. These distributions are expected to be made subsequent to January 31, 1998, upon receipt of certified tax payer identification numbers and resolution of disputed claims.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Description of Business and Significant Accounting Policies

       Basis of Presentation

       As of January 31, 1998, the Company effected a quasi-reorganization through the application of $27,316,200 of its $74,115,700 Common Stock account to eliminate its retained deficit. The Company's Board of Directors decided to effect a quasi-reorganization given that the Company has completed its restructuring, obtained long-term financing and successfully emerged from bankruptcy. The Company's retained deficit is related to operations that resulted in the restructuring of the Company and the losses incurred during the Chapter 11 proceeding and is not, in management's view, reflective of the Company's current financial condition.

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

       Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting/accounting treatments with respect to each of the financial statements.

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

       When a liability subject to settlement becomes an allowed claim and that claim differs from the net carrying amount of the liability, the net carrying amount is adjusted to the amount of the allowed claim. The resulting change is classified as a reorganization item in the Consolidated Statement of Operations.

       Consolidated Statement of Operations

       Pursuant to SOP-90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported in the Consolidated Statement of Operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense of $7,264,000, incurred during the bankruptcy period, was recorded as part of the settlement negotiated with the Official Committee of the Unsecured Creditors.

        Consolidated Statement of Cash Flows

       Reorganization items are reported separately within the operating, investing and financing categories of the Consolidated Statement of Cash Flows.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


       Credit Card Receivables

       The Company sells through third-party credit cards and collects related receivables, generally within four days.

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

       Cash and Cash Equivalents

       For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company held $22,926,000 and $11,005,500 of such investments at February 1, 1997 and January 31, 1998, respectively. These investments are stated at cost which approximates market. The $11,005,500 at January 31, 1998 has been designated as restricted cash, set aside for the settlement of pre-petition obligations.

       Recent Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, both of which are required to be adopted in fiscal 1998. Statement 130 requires financial statement reporting of all non-owner related changes in equity for the periods being presented. Statement 131 requires disclosure of revenue, earnings and other financial information pertaining to business segments by which a company is managed as well as factors used by management to determine segments. The Company believes adoption of both Statements 130 and 131 will not have a material effect on its financial position or results of operations, however, management is still assessing the impact of these statements on its financial statement disclosures.

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions are eliminated. The Company operates on a 52-53 week with fiscal year end being the Saturday closest to January 31.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                Earnings (Loss) per Common Share

       In 1997, the Financial Accounting Standards Board issued Statement No. 128 Earnings per Share. Statement 128 replaced the calculations of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of outstanding stock options. Because of the Company's recent losses, basic earnings per share is very similar to the previously reported earnings per share and there is no difference between basic and diluted earnings per share because the effect of the Company's common share equivalents would be anti-dilutive. Provided the Company returns to profitability in future years, basic and diluted earnings per share will differ as a result of the effect of common share equivalents. Earnings per common share amounts for all periods have been presented in accordance with Statement 128 requirements.

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

        Advertising

       The Company utilizes both broadcast and print advertising and expenses related costs as incurred. Advertising expense was $23,129,900, $11,066,000 and $11,198,500 for the fiscal years 1995, 1996 and 1997, respectively.

3.     Restructuring

       At February 3, 1996, the Company recorded a charge of $19,248,700 related to the decision to restructure the operations of the Company to reduce operating costs. The primary components of the charge are summarized below:

                Fixed asset write-offs                    $12,622,700
                Lease rejection, exit and other costs       6,626,000
                                                          -----------
                                                          $19,248,700
                                                          ===========

       The asset write-offs were comprised of fixtures and leasehold improvements to be abandoned or disposed of in conjunction with store closings in the Greater Chicago, New York and Washington, D.C. markets as well as the outlet store in Sawgrass Mills, Florida. Sales and losses from operations for these locations were $44,500,000 and $12,300,000, respectively, for fiscal 1995. Sales of $3,830,400 were produced in these locations prior to their closing in the first quarter of fiscal 1996.

       In addition, during fiscal 1995, in actions apart from the restructuring, the Company incurred costs of $2,700,000 for severance of officers, the write-off of amounts related to the development of new stores and closing a foreign buying office. These amounts are included in Selling, general and administrative expenses in the accompanying consolidated statement of operations.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Property and Equipment

       Property and equipment is summarized as follows:


                                                                  February 1,          January 31,
                                                                      1997                1998
                                                                  ------------         ------------
Furniture, fixtures and signs                                      $ 4,663,400          $ 5,005,000
Leasehold improvements                                              32,198,400           32,586,300
Automotive equipment                                                    62,600                    -
Data processing equipment                                            1,582,200            1,911,900
Fixtures and equipment under capital leases                          8,377,500            7,122,700
                                                                   -----------          -----------
          Gross property and equipment                              46,884,100           46,625,900
Accumulated depreciation                                            (9,542,600)         (11,405,600)
Accumulated amortization of equipment under capital leases          (3,889,300)          (3,666,700)
                                                                   -----------          -----------
          Net property and equipment                               $33,452,200          $31,553,600
                                                                   ===========          ===========

       Property and equipment accounts and their associated accumulated depreciation accounts are reduced to "0" when the asset's useful life has expired. Depreciation and amortization expense related to property and equipment was $4,133,600, $3,329,700 and $3,258,500 for fiscal years 1995, 1996 and 1997, respectively.

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

6.     Related Party Transactions

       Certain of the Company's superstores and its executive offices and distribution center are leased from the Company's Chairman, President and Chief Executive Officer (CEO). Rent expense on these locations was $2,412,900, $2,053,500 and $1,702,400 for the fiscal years ended February 3, 1996, February 1, 1997 and January 31, 1998, respectively. Pursuant to the Company's Plan of Reorganization, the Company's CEO was paid approximately $900,000 in settlement of pre-petition obligations arising from leases with the Company. In addition, the CEO received a $3.3 million credit to be used towards the purchase of stock in the equity offering and 938,190 additional shares of common stock in satisfaction of his $5.0 million subordinated loan and accrued interest.

       Included in the schedule of operating lease commitments in Note 8 are required payments on leases with the Company's CEO for its principal offices and distribution center as well as certain stores, totaling $1,708,000 for each of the next five years and $10,743,900 thereafter. Certain of the leases require increasing payments based upon changes in the Consumer Price Index.

       In May 1995, the Company's CEO acquired a manufacturing facility. Purchases by the Company from this facility were approximately $3,181,000 and $3,642,300 for the fiscal years ended February 3, 1996 and February 1, 1997, respectively. The facility was sold in January 1997.

       See Notes 8 and 9 for discussions of additional related party transactions.

7.     Debt

       As more completely described in Note 1, all amounts outstanding under the Company's pre-petition debt facilities were satisfied pursuant to the Company's Plan of Reorganization, including claims for post-petition interest. Upon satisfaction of the obligations, any and all liens were removed by the pre-petition debt holders.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 31, 1997, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, individually and as agent. The Loan and Security Agreement provides for a $12.5 million term loan and a $30.0 million revolving credit facility. The Company has granted Foothill Capital Corporation a lien on its tangible and intangible assets to secure this term loan and revolving credit facility.

       The term loan bears interest at 11%, matures in three years and requires monthly principal payments of $368,055, reflecting a $750,000 discount. In addition to the discount, the term loan contains a provision requiring the payment of a monthly fee beginning in January 1999 of approximately $42,000. This monthly fee, which could amount to $1.0 million if paid for 24 months, is being accrued ratably over the life of the loan as an adjustment to interest expense using the effective interest method. After giving effect to the amortization of the discount and the monthly fee, the effective interest rate on the term loan is 18.99%. In the event the Company is able to refinance the term loan prior to December 31, 1998, the principal amount owed to Foothill would be equal to the original principal of $12.5 million plus a $375,000 premium less any principal payments made on the loan. After December 31, 1998, the term loan repayment amount increases monthly by the monthly fee of $42,000 and $15,625, representing the straight-line impact of the remaining discount to the face amount of $13,250,000. There is no penalty for early termination of the term loan. In addition to the monthly fees associated with the term loan, the loan document contains a provision that requires an annual repayment equal to 25% of the Company's excess cash flow, as defined. Excess cash flow represents the Company's earnings before interest, taxes, depreciation, and amortization ("EBITDA"), less principal payments on indebtedness, payments for interest, taxes and capital expenditures. No such repayments were made for the year ended January 31, 1998.

       The revolving credit facility bears interest at prime plus one half of one percentage point (9.0% at January 31, 1998), and provides that the interest rate cannot be less than 8.0%. The revolving credit facility has an initial term of five years, with provisions for annual renewals thereafter. The revolving credit facility includes a $20.0 million sublimit for letter of credit advances. Availability under the revolver is based on a formula of inventory and credit card receivables, less applicable reserves. There were no borrowings outstanding under the revolving credit facility at January 31, 1998. The Company had approximately $6,600,000 in outstanding letters of credit at January 31, 1998. The revolving credit facility contains a provision that, in the event the Company elects to refinance the facility, Foothill would be paid an early termination fee equal to the greater of $250,000 or $15,000 times the number of months remaining until the Renewal date, December 31, 2002.

       The Loan and Security Agreement contains usual and customary financial covenants including maintenance of minimum monthly inventory levels, tangible net worth, EBITDA, and capital expenditure limitations as well as restrictions on the payment of dividends. The Company was in compliance with all covenants as of and for the year ended January 31, 1998. The carrying amounts of the Company's borrowings approximate their fair values.

         Maturities of the term loan are as follows:

                     Fiscal Year Ending
                            1998                $  4,416,700
                            1999                   4,416,700
                            2000                   4,048,600
                                                 -----------
                          Subtotal                12,882,000
                  Less unamortized discount         (713,600)
                                                 -----------
                            Total                $12,168,400
                                                 ===========

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Commitments and Contingencies

       The Company leases its stores and distribution center under non-cancelable operating leases. Several stores and the Company's distribution center are leased from the Company's principal shareholder. (See Note 6.) In addition, certain equipment leases are classified as capital leases. The following is a schedule by year of the future minimum lease payments for leases with initial terms in excess of one year at January 31, 1998:

                                               Capital               Operating
                                                Leases                Leases
                                              ----------             -----------
1998                                          $1,396,000             $12,127,900
1999                                             884,000              12,360,200
2000                                             209,400              11,771,800
2001                                                   -              11,007,900
2002                                                   -               9,956,500
Thereafter                                             -              35,326,400
                                              ----------             -----------
Total minimum lease payments                   2,489,400             $92,550,700
                                                                     ===========
Less:
      Amounts representing interest              225,600
                                              ----------
      Present value of net minimum lease
          payments                            $2,263,800
                                              ==========

       Total rent expense for the fiscal years ended February 3, 1996, February 1, 1997 and January 31, 1998 was, $16,424,800, $12,593,900 and $11,825,000,
respectively.

       The distribution center lease provides for payment of direct operating costs including real estate taxes. Certain store leases provide for increases in rentals when sales exceed specified levels. To date, no such payments have been required.

       Certain store leases provide for predetermined escalations in future minimum annual rentals. The pro rata portion of future minimum rent escalations, amounting to $3,141,700 and $3,050,400 at February 1, 1997 and January 31, 1998 respectively, has been included in Deferred rent and other in the accompanying Consolidated Balance Sheet.

       The Company is involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a materially adverse effect on the financial condition or results of operations of the Company. The Company maintains general liability insurance coverage in amounts deemed adequate by management.

9.     Profit Sharing Plan

       The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer up to 6% of their income on a pretax basis through contributions to the plan. Under the provisions of the plan, the Company matches 40% of the employees' contributions subject to a maximum limit.

       The charge to operations for Company contributions was $344,800, $266,800 and $279,000 for the years ended February 3, 1996, February 1, 1997, and January 31, 1998, respectively.

       On the termination of the Company's Executive Equity Plan in fiscal 1991, the Company provided loans to the Plan's participants to fund any federal and state income taxes relating to the issuance of the shares. The loans bear interest at 1% above the prime lending rate as established by the Company's principal lender. All principal and accrued interest was due on April 14, 1996. Loans are collateralized by the participants' shares of Common Stock. In the fourth quarter of fiscal 1995, the Company wrote down the shareholder loans to reflect the fair value of the underlying collateral. The amount of this charge was $684,000 and was included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations. At this time, the Company has made no decision relative to the collection of these loans.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.    Supplemental Cash Flow Information

                                                                   For the Fiscal Years Ended
                                                             -----------------------------------------
                                                             February 3,   February 1,     January 31,
                                                                1996          1997             1998
                                                             ----------    -----------     -----------
Interest paid                                                $3,654,900    $   452,400     $ 7,723,400
Income taxes paid                                            $1,089,800    $         -     $         -
Noncash investing and financing activities:
Capital lease obligations incurred                           $2,830,100    $         -     $         -
Settlement of pre-petition obligations through issuance of
   shares of Common Stock and credit for stock rights        $        -    $         -     $22,845,900
   ---------------------------------                         ----------    -----------     -----------

11.    Income Taxes

       The provisions for income taxes (benefit) consist of the following:


                                             For the Fiscal Years Ended
                                 ----------------------------------------------------
                                  February 3,         February 1,         January 31,
                                      1996                1997                1998
                                 ------------         -----------        ------------
Current:
    Federal                      $ (5,796,300)        $         -        $          -
    State                                   -                   -                   -
Deferred:
    Federal                          (375,900)                  -                   -
    State                             (28,800)                  -                   -
                                 ------------         -----------        ------------
                                 $ (6,201,000)        $         -        $          -
                                 ============         ===========        ============

         A reconciliation of the effective tax rate with the statutory federal income tax rate follows:

                                                                     For the Fiscal Years Ended
                                                       -----------------------------------------------------
                                                       February 3,           February 1,         January 31,
                                                          1996                  1997                1998
                                                       ----------            -----------         -----------
Statutory federal income tax rate                          34.0%                34.0%               34.0%
State income tax, net of federal income tax effects           -                    -                   -
Effect of permanent differences                             1.5                (28.6)              (18.3)
Federal income tax valuation allowance                    (20.7)                (6.7)              (15.7)
Other                                                       -                    1.3                   -
                                                          -----                -----               -----
                                                           14.8%                   -%                  -%
                                                          =====                =====               =====

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The components of the deferred tax assets and liabilities are as follows:

                                                     February 1,    January 31,
                                                        1997           1998
                                                    ------------    -----------
Deferred tax assets:
    Accrued liabilities                             $  2,877,000    $ 3,112,700
    Inventory                                            348,800        429,200
    Net operating loss carryforward                    6,629,700      8,093,400

    AMT credit carryforward                              412,900        394,300

    Leases                                             1,275,500      1,238,500
    Bad debts                                            113,700         72,200
    Other                                                      -         49,000
                                                    ------------    -----------
Total deferred tax assets                             11,657,600     13,389,300

Less: deferred tax valuation allowance               (10,619,000)   (11,522,500)

                                                    ------------    -----------
Net deferred tax assets                                1,038,600      1,866,800
                                                    ------------    -----------

Deferred tax liabilities:
    Property and equipment, including capital
leases                                                   399,700      1,215,700
Other                                                  1,038,900      1,051,100
                                                    ------------    -----------
                                                       1,438,600      2,266,800
                                                    ------------    -----------
Net deferred tax liability                          $    400,000    $   400,000
                                                    ============    ===========

The valuation allowance against deferred tax assets increased by $903,500 in fiscal 1997 due to the increase in net deferred tax assets.

The Company's fiscal 1995 loss was carried back and generated a refund of previously paid taxes of approximately $5,800,000.

There are no additional taxes paid in prior years which are available for refund. As such, the remaining net operating loss carryforward of $20,378,000 and AMT credit carryforward of $394,300 are available to offset future tax liabilities. These carryforwards are fully offset by the valuation allowance. The federal net operating loss carryforwards expire in 2010 and 2013.

As a result of the Company's quasi-reorganization (see Note 2) subsequent recognition of any tax benefits from deductible temporary differences and net operating loss carryforwards that existed at January 31, 1998 will result in credits to common stock, rather than a reduction of income tax expense.

12.    Stock Option Plans

       Pursuant to the Plan of Reorganization: (i) the existing employee and director stock option plan and all existing options thereunder were canceled and
(ii) the Management Stock Option Plan ("Management Plan") was adopted. At January 31, 1998, the Company had outstanding options to purchase an aggregate of 2,247,500 shares of Common Stock under the Management Stock Option Plan. The following tables summarize activity in fiscal 1995, fiscal 1996 and fiscal 1997.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                              Number of Shares Under Option            Exercise Price Per Share
                                              -----------------------------            ------------------------
                                      Employee          Director
                                        Stock            Stock
                                     Option Plan      Option Plan         Total
                                    ------------      -----------       ----------

Outstanding at January 28, 1995         774,180           22,500           796,680        $  7.50  -   $ 18.75
Options issued                          196,000           30,000           226,000        $ 12.31  -   $ 13.75
Options canceled                       (378,030)         (22,500)         (400,530)       $  7.50  -   $ 18.75
Exercised                               (31,700)              --           (31,700)                    $  7.50
                                    -----------       ----------        ----------    ------------------------

Outstanding at February 3, 1996         560,450           30,000           590,450        $  7.50  -   $ 18.75

Options issued                               --           30,000            30,000                     $  1.69
Options canceled                       (226,900)              --          (226,900)       $  7.50  -   $ 18.75
Exercised                                    --               --                --
                                    -----------       ----------        ----------    ------------------------

Outstanding at February 1, 1997         333,550           60,000           393,550        $  1.69  -   $ 15.75

Options canceled                       (333,550)         (60,000)         (393,550)       $  1.69  -   $ 15.75
                                    -----------       ----------        ----------

Outstanding at January 31, 1998              --               --                --
                                    ===========       ==========        ==========

Exercisable at January 31, 1998              --               --                --
                                    ===========       ==========        ==========


                                           Management Stock Option Plan (A)
                                                                    Number of       Exercise
                                                                  Shares Under      Price Per
                                                                     Option           Share
                                                                  ------------      ---------
                          Outstanding at February 1, 1997                   --

                          Options issued December 31, 1997           2,247,500          $2.38

                          Exercised                                         --             --
                                                                  ------------      ---------

                          Outstanding at January 31, 1998            2,247,500          $2.38
                                                                  ============      =========

                          Exercisable at January 31, 1998              899,000          $2.38
                                                                  ============      =========


(A) Options to purchase an aggregate of 2,450,000 shares of Common Stock may be granted pursuant to this plan. Options are granted at the fair market value at the date of grant. At January 31, 1998, 202,500 shares were available for grant. The unexercisable options issued during the year ended January 31, 1998 vest over three years beginning in December 1998. All options issued expire ten years from the date of grant.

             The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the market price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                TODAY'S MAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Pro-forma information regarding net income and earnings per share is required by because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options and has been determined as if the Company had accounted for its employee stock options issued under the Management Plan under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 0.72; and a weighted average expected life of the options of 5 years. The fair value of the options issued and exercisable at January 31, 1998 under the Management Plan based on the Black-Scholes option pricing model was $1.52 per share.

       For purposes of pro-forma disclosure, the estimated fair value of the options issued as part of the Management Plan is amortized to expense in accordance with the options vesting period. The Company's pro-forma information follows:

                                                         1997
                                                     ------------
                Pro-Forma Net Loss                   ($5,668,300)
                Pro-Forma earnings per share:
                    Basic                                 ($0.51)
                                                          ======


DIRECTORS                                                         CORPORATE OFFICES
Ira Brind                                                         835 Lancer Drive
President, Brind-Lindsay & Co. Inc.                               Moorestown, New Jersey 08057
                                                                  Telephone:  (609) 235-5656
Verna Gibson
Partner, Retail Options, Inc.                                     INDEPENDENT AUDITORS
                                                                  Ernst & Young LLP
Bernard J. Korman                                                 Two Commerce Square
Chairman, Graduate Health System, Inc.                            2001 Market Street
                                                                  Philadelphia, Pennsylvania 19103
David Feld
Chairman of the Board, President and Chief Executive Officer      COUNSEL
Today's Man, Inc.                                                 Blank Rome Comisky & McCauley, LLP
                                                                  One Logan Square
Leonard Wasserman                                                 Philadelphia, Pennsylvania 19103-6998
Executive Vice President, Office of the President
Today's Man, Inc.                                                 TRANSFER AGENT AND REGISTRAR
                                                                  StockTrans, Inc.
Larry Feld                                                        Seven East Lancaster Avenue
Vice President, Store Development and Secretary                   Ardmore, Pennsylvania 19003
Today's Man, Inc.

Randall L. Lambert
Director, Chanin Kirkland  Messina, LLC

EXECUTIVE OFFICERS
David Feld
Chairman of the Board, President and Chief Executive Officer

Leonard Wasserman
Executive Vice President, Operations

Frank E. Johnson
Executive Vice President, Chief Financial Officer and
Treasurer

Gary Kellman
Executive Vice President and General Merchandising
Manager

Larry Feld
Vice President, Store Development and Secretary

Barry Pine
Vice President and Controller