Form 10-Q
period 1998-05-02
TODAYS MAN INC
filed 1998-06-15
CIK 885546

================================================================================



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

For the quarterly period ended                 May 2, 1998
                               ------------------------------------------------

                                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended                   to
                              ------------------    ---------------------------

      --------------------------------------------------------------------

                           Commission File No. 0-20234
                                               -------

                                Today's Man, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                               23-1743137
--------------------------------------------------------------------------------
        (State or other jurisdiction of                    (IRS Employer
        incorporation or organization)                  Identification No.)

       835 Lancer Drive, Moorestown, NJ                        08057
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number                   609-235-5656
                             ---------------------------------------------------

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

                          YES      X        NO            .
                              -----------      -----------

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN A BANKRUPTCY DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          YES      X        NO            .
                              -----------      -----------

27,278,683 common shares were outstanding as of June 11, 1998.


================================================================================

                                            TODAY'S MAN INC.
                                            ----------------

                                                  INDEX
                                                  -----

                                                                                        PAGE
                                                                                        ----
PART I.        FINANCIAL INFORMATION:

      Item 1.  Condensed Consolidated Financial Statements - Unaudited

      Consolidated Balance Sheets
               May 2, 1998 and January 31, 1998............................................1

      Consolidated Statements of Operations
               Thirteen weeks ended May 2, 1998 and May 3, 1997............................2

      Consolidated Statements of Cash Flows
               Thirteen weeks ended May 2, 1998 and May 3, 1997............................3

               Notes to Consolidated Financial Statements................................4-6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................................7-9

      Item 3.  Quantitative and Qualitative Disclosures about Market Risks.................9

PART II.       OTHER INFORMATION

      Item 1.  Legal Proceedings..........................................................10

      Item 2.  Changes in Securities and Use of Proceeds..................................10

      Item 3.  Defaults Upon Senior Securities............................................10

      Item 4.  Submission of Matters to a Vote of Security Holders........................10

      Item 5.  Other Information..........................................................10

      Item 6.  Exhibits and Reports on Form 8-K...........................................10

        Signatures........................................................................11

                                       TODAY'S MAN, INC.
                                  CONSOLIDATED BALANCE SHEETS


                                                                                    May 2,     January 31,
                                                                                    ------      -----------
                                                                                    1998           1998
                                                                                    ----           ----
                                                                                 (Unaudited)
                                             ASSETS
Current assets:
     Cash and cash equivalents                                                   $   686,400   $   219,500
     Cash restricted for pre-petition settlements                                  7,393,000    11,005,500
     Due from credit card companies and other receivables, net                     1,734,800     2,136,400
     Inventory                                                                    37,526,000    34,652,100
     Prepaid expenses and other current assets                                     3,493,400     2,753,600
     Prepaid inventory purchases                                                   4,314,700     2,611,400
                                                                                 -----------   -----------
        Total current assets                                                      55,148,300    53,378,500

Property and equipment, less accumulated depreciation and amortization            30,666,800    31,553,600
Loans to shareholders                                                                228,400       228,400
Rental deposits and other noncurrent assets                                        2,579,100     2,003,500
                                                                                 -----------   -----------
                                                                                 $88,622,600   $87,164,000
                                                                                 ===========   ===========


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                      $ 5,244,700   $ 7,670,800
     Accrued expenses and other current liabilities                                4,666,100     4,784,900
     Current portion of term loan                                                  4,416,700     4,416,700
     Liabilities subject to settlement                                             4,481,300     8,987,600
     Obligations under revolving credit facility                                   8,920,000          --
     Current maturities of capital lease obligations                               1,226,600     1,226,600
                                                                                 -----------   -----------
        Total current liabilities                                                 28,955,400    27,086,600

Capital lease obligations, less current maturities                                   715,900     1,037,200
Deferred rent and other                                                            4,688,100     4,489,000
Term loan, less current maturities                                                 6,752,100     7,751,700
                                                                                 -----------   -----------
                                                                                  41,111,500    40,364,500

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued Common stock, no par value, 100,000,000 shares authorized, 27,278,433 and 27,274,588 shares issued and outstanding at May 2, 1998
     and January 31, 1998 respectively, net of
     accumulated retained deficit of $27,316,200 as of January 31, 1998           47,069,300    46,799,500
Retained earnings (from February 1, 1998)                                            441,800          --
Total shareholders' equity                                                        47,511,100    46,799,500
                                                                                 -----------   -----------
                                                                                 $88,622,600   $87,164,000
                                                                                 ===========   ===========


                             See accompanying notes

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           FOR THIRTEEN WEEKS ENDED
                                                          May 2, 1998    May 3, 1997
                                                         ------------   ------------
Net sales                                                $ 46,253,400   $ 43,928,900

Cost of goods sold                                         29,455,200     27,997,800
                                                         ------------   ------------


      Gross profit                                         16,798,200     15,931,100

Selling, general and administrative expenses               15,339,700     15,062,100
                                                         ------------   ------------


Income from operations                                      1,458,500        869,000

Reorganization items:

      Professional fees                                          --          931,400

      Interest income                                            --         (277,800)
                                                         ------------   ------------


Net reorganization items                                         --          653,600

Interest expense and other income, net                        757,200         56,700
                                                         ------------   ------------


      Income before income taxes                              701,300        158,700

Income taxes                                                  259,500           --
                                                         ------------   ------------


Net income                                               $    441,800   $    158,700
                                                         ============   ============


Earnings per share - basic                               $       0.02   $       0.01
                                                         ============   ============


Weighted average shares outstanding                        27,276,536     10,861,005

Earnings per share, assuming dilution                    $       0.02   $       0.01
                                                         ============   ============


Weighted average shares outstanding, assuming dilution     28,534,495     10,875,308




                             See accompanying notes.

                                       TODAY'S MAN, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                              FOR THIRTEEN WEEKS ENDED
                                                                             May 2, 1998    May 3, 1997
                                                                            ------------    ------------
Operating activities
    Net income                                                              $    441,800    $    158,700
    Adjustments to reconcile net income to net cash used in
     operating activities:
        Depreciation and amortization                                            941,000       1,074,300
        Accretion of debt discount                                               104,600            --
        Deferred credits                                                         199,100         112,400
        Tax benefit of net operating loss carryforward                           259,500            --
    Changes in operating assets and liabilities:
        Decrease (increase) in receivables                                       401,600        (767,100)
        Increase in inventory                                                 (2,873,900)     (4,463,700)
        (Increase) decrease in prepaid expenses and other current assets      (2,443,100)      1,209,800
        Increase in rental deposits and other non current assets                (575,600)       (203,900)
        Decrease in payables, accrued expenses and liabilities subject to
           settlement                                                         (7,051,200)       (208,900)
        Decrease in restricted cash                                            3,612,500            --
    Changes due to reorganization activities:
        Reorganization costs                                                        --           653,600
        Payment of reorganization costs                                             --          (749,500)
                                                                            ------------    ------------
    Total adjustments                                                         (7,425,500)     (3,343,000)
                                                                            ------------    ------------


Net cash used in operating activities                                         (6,983,700)     (3,184,300)

Cash flow used in investing activities:
    Capital expenditures                                                         (54,200)       (157,400)
                                                                            ------------    ------------
Net cash used in investing activities                                            (54,200)       (157,400)

Cash flow provided by (used in) financing activities:
    Repayment of capital leases                                                 (321,300)       (476,700)
    Borrowings under revolving credit facility                                20,095,000            --
    Repayment of term loan and revolving credit facility                     (12,279,200)           --
    Proceeds from exercise of stock options and common stock purchase
     warrants                                                                     10,300            --
                                                                            ------------    ------------
Net cash provided by (used in) financing activities                            7,504,800        (476,700)

Net increase (decrease) in cash and cash equivalents                             466,900      (3,818,400)
Cash and cash equivalents at beginning of period                                 219,500      22,926,000
                                                                            ------------    ------------
Cash and cash equivalents at end of period                                  $    686,400    $ 19,107,600
                                                                            ============    ============


                             See accompanying notes.

                                TODAY'S MAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Bankruptcy Reorganization

       Reorganization Proceedings. On December 12, 1997, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order dated confirming the Company's Second Amended Joint Plan of Reorganization (the "Reorganization Plan") proposed by Today's Man, Inc. ("the Company") and certain of its subsidiaries. On December 31, 1997, the Reorganization Plan became effective and the Company emerged from bankruptcy reorganization proceedings. Those proceedings had begun on February 2, 1996 when the Company and certain of its subsidiaries filed voluntary petitions in seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 filing was the result of banking difficulties, operating losses, deterioration of vendor support, and cash flow problems. The Company operated as a debtor-in-possession under supervision of the Bankruptcy Court for the duration of those proceedings and, as such, was prohibited from paying pre-petition liabilities or engaging in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.

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

              Professional fees and other costs directly related to the bankruptcy proceedings were expensed as incurred, and have been reflected in the Consolidated Statement of Operations as "Reorganization items." Reorganization items consist primarily of fees paid to legal and financial advisors of the Company and the Official Committee of Unsecured Creditors. In addition, these expenses include incentives paid to employees who remained with the Company during the Bankruptcy proceedings. Interest income earned by the Company during the Bankruptcy proceeding has been reported as a reduction of Reorganization items.

              As of May 2, 1998, $4,481,300 in claims remained to be distributed. These distributions are expected to be made upon receipt of certified tax payer identification numbers and resolution of disputed claims.

                                TODAY'S MAN, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



2.     Basis of Financial Statement Presentation

              The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's sales, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending January 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

              As of January 31, 1998, the Company effected a quasi-reorganization through the application of $27,316,200 of its $74,115,700 Common Stock account to eliminate its retained deficit. The Company's Board of Directors decided to effect a quasi-reorganization given that the Company has completed its restructuring, obtained long-term financing and successfully emerged from bankruptcy. The Company's retained deficit at January 31, 1998 was related to operations that resulted in the restructuring of the Company and the losses incurred during the Chapter 11 proceeding and is not, in management's view, reflective of the Company's current financial condition.


3.     Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


4.     Income Taxes

              As a result of the Company's quasi-reorganization subsequent recognition of any tax benefits from deductible temporary differences and net operating loss carryforwards that existed at January 31, 1998 will result in credits to common stock, rather than a reduction of income tax expense. At May 2, 1998, the Company recorded a credit to Common Stock of $259,500 to reflect the tax benefit of the net operating loss carryforward.


5.     Earnings Per Share

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

                                TODAY'S MAN, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

6.     Recent Accounting Pronouncements

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


7.     Investment Considerations

              In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1:
       Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended January 31, 1998, a copy of which can be obtained, without charge except for exhibits to the Report, upon written request to Mr. Frank E. Johnson, Executive Vice President and Chief Financial Officer, Today's Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.


8.     Safe Harbor Statement under Private Securities Litigation Reform Act of
       1995

              Certain statements in this Form 10-Q which are not historical facts, including, without limitation, statements as to the Company's planned results for 1998, new store openings, estimated costs of new systems, and the costs to address year 2000 compliance, or as to management's beliefs, expectations, or opinions, are forward looking statements that involve risks and uncertainties and are subject to change at any time. Certain factors, including, without limitation the risk that the assumptions upon which the forward-looking statements are based ultimately may prove incorrect and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. See note 7, above, for instructions on how to receive a copy of the Company's Annual Report.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
----------------------

      The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen week periods ended May 2, 1998 and May 3, 1997, respectively.

                                             PERCENTAGE OF NET SALES
                                               THIRTEEN WEEKS ENDED
                                                 May 2,   May 3,
                                                  1998     1997
                                             -----------------------
Net sales                                        100.0%   100.0%
Cost of goods sold                                63.7     63.7
                                             -----------------------
    Gross profit                                  36.3     36.3
Selling, general and administrative expenses      33.1     34.3
                                             -----------------------
    Income from operations                         3.2      2.0
Reorganization items, net                           --      1.5
    Interest expense and other income, net         1.6      0.1
                                             -----------------------
Income before income taxes                         1.6      0.4
Income taxes                                       0.6       --
                                             -----------------------
Net income                                         1.0%     0.4%
                                             =======================


THIRTEEN WEEKS ENDED MAY 2, 1998 AND MAY 3, 1997:
-------------------------------------------------

NET SALES. Net sales increased $2,324,500 or 5.3% in the first quarter of fiscal 1998 compared to the year ago period. Comparative store sales increased 5.3%. The increase in net sales is a result of the continuing efforts to transition merchandise from season to season more effectively, maintain appropriate stock levels through replenishment and continued consumer acceptance of the values expressed in Today's Man branded merchandise. There were 25 superstores in operation at May 2, 1998 and May 3, 1997, respectively.

GROSS PROFIT. Gross profit as a percentage of net sales remained constant at 36.3% for the first quarter of fiscal 1998 and 1997, respectively. The relative stability in the gross profit percentage is a result of fewer markdowns taken due to the Company's commitment to everyday low prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $227,600 or 1.8% in the first quarter of fiscal 1998, and decreased as a percentage of sales to 33.1% from 34.3% in the first quarter of fiscal 1997. The increase is due to the costs of operating the Today's Man Rewards Program, which increased approximately $200,000 over the year ago period. The Company also incurred additional administrative expenses in the first quarter of fiscal 1998 related to new store development and non-capitalizable items related to the new merchandising system. Offsetting these increases, store payroll, occupancy and advertising costs decreased by $300,400 or 3.1% in the first quarter of fiscal 1998, and represented 20.0% of sales compared with 21.8% of sales for the year ago period.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net increased by $700,500 from the first quarter of fiscal 1997. As a result of revolving credit borrowings and the term loan the Company recorded interest expense of $879,100 during the quarter offset by interest income of $121,900 earned on the Company's restricted cash. The Company had average borrowings under its revolving credit facility of $4,900,000 during the quarter ended May 2, 1998.

REORGANIZATION ITEMS, NET. For the 13 week period ended May 3, 1997, reorganization items consist of legal and financial advisory services fees incurred by the Company and the official Creditors' Committee in the administration of the Chapter 11 proceedings. Also included in this amount was the charge for the Retention Bonus Plan, as well as interest income earned on accumulated cash balances. No reorganization items were incurred during the first quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. At May 2, 1998, the Company had working capital of $26,192,900 as compared with $26,291,900 at January 31, 1998.

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

       The term loan bears interest at 11%, matures in three years and requires monthly principal payments of $368,055, reflecting a $750,000 discount. In addition to the discount, the term loan contains a provision requiring the payment of a monthly fee beginning in January 1999 of approximately $42,000. This monthly fee, which could amount to $1.0 million if paid for 24 months, is being accrued ratably over the life of the loan as an adjustment to interest expense using the effective interest method. After giving effect to the amortization of the discount and the monthly fee, the effective interest rate on the term loan is 18.99%. In the event the Company is able to refinance the term loan prior to December 31, 1998, the principal amount owed to Foothill would be equal to the original principal of $12.5 million plus a $375,000 premium less any principal payments made on the loan. After December 31, 1998, the term loan repayment amount increases monthly by the monthly fee of $42,000 and $15,625, representing the straight-line impact of the remaining discount to the face amount of $13,250,000. There is no penalty for early termination of the term loan. In addition to the monthly fees associated with the term loan, the loan document contains a provision that requires an annual repayment equal to 25% of the Company's excess cash flow, as defined. Excess cash flow represents the Company's earnings before interest, taxes, depreciation, and amortization ("EBITDA"), less principal payments on indebtedness, payments for interest, taxes and capital expenditures. No such repayments were required for the year ended January 31, 1998.

       The revolving credit facility bears interest at prime plus one half of one percentage point (9.0% at May 2, 1998), and provides that the interest rate cannot be less than 8.0%. The revolving credit facility has an initial term of five years, with provisions for annual renewals thereafter. The revolving credit facility includes a $20.0 million sublimit for letter of credit advances. Availability under the revolver is based on a formula of inventory and credit card receivables, less applicable reserves. There were borrowings of $8,920,000 outstanding under the revolving credit facility at May 2, 1998. Additionally, the Company had approximately $5,493,000 in outstanding letters of credit at May 2, 1998. The revolving credit facility contains a provision that, in the event the Company elects to refinance the facility, Foothill would be paid an early termination fee equal to the greater of $250,000 or $15,000 times the number of months remaining until the Renewal date, December 31, 2002.

       The Loan and Security Agreement contains usual and customary financial covenants including maintenance of minimum monthly inventory levels, tangible net worth, EBITDA, and capital expenditure limitations as well as restrictions on the payment of dividends. The Company was in compliance with all covenants as of and for the quarter ended May 2, 1998.


 s                                     8

-------------------------------------------

       The Loan and Security Agreement was amended in May, 1998 to allow the Company to reduce its exposure to foreign currency fluctuations by engaging in forward exchange contracts.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-----------------------------------------------------------

None - not applicable

                                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

None - not applicable

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

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

None - not applicable

Item 5. Other Information
        -----------------

None - not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       Exhibits

       10.1 Lease, as amended, between Mr. David Feld and the Company relating to the Company's central headquarters and distribution center.

       10.16 Amendment No. 1 to the Loan and Security Agreement with Foothill Capital Corporation.

       Reports on Form 8-K

       None - not applicable

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TODAY'S MAN, INC.
                                    (Registrant)


Date: June 12, 1998                 /s/David Feld
                                    ------------------------------------------
                                    David Feld
                                    Chairman of the Board and
                                    Chief Executive Officer



Date: June 12, 1998                 /s/Frank E. Johnson
                                    ------------------------------------------
                                    Frank E. Johnson
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    Principal Financial Officer



Date: June 12, 1998                 /s/Barry S. Pine
                                    ------------------------------------------
                                    Barry S. Pine
                                    Vice President and Controller
                                    Principal Accounting Officer