Form 10-Q
period 1998-09-01
TODAYS MAN INC
filed 1998-09-14
CIK 885546

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 1, 1998
                               --------------

                                       OR

[ ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ____________________ to _____________________

                   __________________________________________


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
                                 YES X     NO   .
                                    ---      ---

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN A BANKRUPTCY DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 YES X     NO   .
                                    ---      ---

27,278,783 common shares were outstanding as of September 10, 1998.

                                TODAY'S MAN, INC.

                                      INDEX


                                                                                         PAGE
                                                                                         ----
PART I.           FINANCIAL INFORMATION:
       Item 1.    Condensed Consolidated Financial Statements - Unaudited

       Consolidated Balance Sheets
                  August 1, 1998 and January 31, 1998......................................1

       Consolidated Statements of Operations
                  Thirteen weeks ended August 1, 1998 and August 2, 1997...................2

       Consolidated Statements of Operations
                  Twenty-six weeks ended August 1, 1998 and August 2, 1997.................3

       Consolidated Statements of Cash Flows
                  Twenty-six weeks ended August 1, 1998 and August 2, 1997.................4

                  Notes to Consolidated Financial Statements.............................5-7

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................8-11

       Item 3.    Quantitative and Qualitative Disclosures about Market Risks.............12

PART II.          OTHER INFORMATION

       Item 1.    Legal Proceedings......................................................12

       Item 2.    Changes in Securities and Use of Proceeds..............................12

       Item 3.    Defaults Upon Senior Securities........................................12

       Item 4.    Submission of Matters to a Vote of Security Holders....................12

       Item 5.    Other Information......................................................12

       Item 6.    Exhibits and Reports on Form 8-K.......................................13

         Signatures......................................................................14

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 August 1,          January 31,
                                                                                   1998                1998
                                                                                -----------        ------------
                                                                                (Unaudited)
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                 $   325,000        $   219,500
      Cash restricted for pre-petition settlements                                3,072,700         11,005,500
      Due from credit card companies and other receivables, net                   1,716,400          2,136,400
      Inventory                                                                  36,652,600         34,652,100
      Prepaid expenses and other current assets                                   3,507,000          2,753,600
      Prepaid inventory purchases                                                 3,659,800          2,611,400
                                                                                -----------        -----------
         Total current assets                                                    48,933,500         53,378,500

Property and equipment, less accumulated depreciation and amortization           29,843,100         31,553,600
Loans to shareholders                                                               228,400            228,400
Rental deposits and other noncurrent assets                                       3,231,900          2,003,500
                                                                                -----------        -----------
                                                                                $82,236,900        $87,164,000
                                                                                ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                                                    $ 3,656,900        $ 7,670,800
      Accrued expenses and other current liabilities                              3,046,400          4,784,900
      Current portion of term loan                                                4,416,700          4,416,700
      Liabilities subject to settlement                                             437,500          8,987,600
      Obligations under revolving credit facility                                 9,905,000                 --
      Current maturities of capital lease obligations                             1,226,600          1,226,600
                                                                                -----------        -----------
         Total current liabilities                                               22,689,100         27,086,600

Capital lease obligations, less current maturities                                  346,400          1,037,200
Deferred rent and other                                                           4,838,400          4,489,000
Term loan, less current maturities                                                5,745,400          7,751,700
                                                                                -----------        -----------
                                                                                 33,619,300         40,364,500

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, no par value, 100,000,000 shares authorized,
      27,278,783 and 27,274,588 shares issued and outstanding at
      August 1, 1998 and January 31, 1998 respectively, net of
      accumulated retained deficit of $27,316,200 as of January 31, 1998         46,812,300         46,799,500
Retained earnings (from February 1, 1998)                                         1,805,300                 --
                                                                                -----------        -----------
Total shareholders' equity                                                       48,617,600         46,799,500
                                                                                -----------        -----------
                                                                                $82,236,900        $87,164,000
                                                                                ===========        ===========

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 FOR THIRTEEN WEEKS ENDED
                                                              ------------------------------
                                                               August 1,          August 2,
                                                                 1998               1997
                                                              -----------        -----------
Net sales                                                     $51,580,100        $50,465,600
Cost of goods sold                                             33,685,400         32,465,900
                                                              -----------        -----------
       Gross profit                                            17,894,700         17,999,700
Selling, general and administrative expenses                   16,016,200         16,092,000
                                                              -----------        -----------
Income from operations                                          1,878,500          1,907,700
Reorganization items:
       Professional fees                                               --          1,518,800
       Interest income                                                 --           (250,600)
                                                              -----------        -----------
Net reorganization items                                               --          1,268,200
Interest expense and other income, net                            774,500            (29,600)
                                                              -----------        -----------
       Income before income taxes                               1,104,000            669,100
Income taxes                                                      408,500                 --
                                                              -----------        -----------
Net income                                                    $   695,500        $   669,100
                                                              ===========        ===========
Earnings per share - basic                                    $      0.03        $      0.06
                                                              ===========        ===========
Weighted average shares outstanding                            27,278,687         10,861,005
Earnings per share, assuming dilution                         $      0.03        $      0.06
                                                              ===========        ===========
Weighted average shares outstanding, assuming dilution         27,308,569         10,876,267

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                FOR TWENTY-SIX WEEKS ENDED
                                                              ------------------------------
                                                               August 1,          August 2,
                                                                 1998               1997
                                                              -----------        -----------
Net sales                                                     $97,833,500        $94,394,500
Cost of goods sold                                             63,140,600         60,463,700
                                                              -----------        -----------
       Gross profit                                            34,692,900         33,930,800
Selling, general and administrative expenses                   31,355,900         31,154,100
                                                              -----------        -----------
Income from operations                                          3,337,000          2,776,700
Reorganization items:
       Professional fees                                               --          2,450,200
       Interest income                                                 --           (528,400)
                                                              -----------        -----------
Net reorganization items                                               --          1,921,800
Interest expense and other income, net                          1,531,700             27,100
                                                              -----------        -----------
       Income before income taxes                               1,805,300            827,800
Income taxes                                                      668,000                 --
                                                              -----------        -----------
Net income                                                    $ 1,137,300        $   827,800
                                                              ===========        ===========
Earnings per share - basic                                    $      0.04        $      0.08
                                                              ===========        ===========
Weighted average shares outstanding                            27,277,485         10,861,005
Earnings per share, assuming dilution                         $      0.04        $      0.08
                                                              ===========        ===========
Weighted average shares outstanding, assuming dilution         27,699,157         10,875,780

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      FOR TWENTY-SIX WEEKS ENDED
                                                                                  ---------------------------------
                                                                                    August 1,            August 2,
                                                                                      1998                 1997
                                                                                  ------------         ------------
Operating activities
     Net income                                                                   $  1,137,300         $    827,800
     Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                               1,906,500            2,146,800
         Accretion of debt discount                                                    202,100                   --
         Deferred credits                                                              349,400             (335,800)
         Tax benefit of net operating loss carryforward                                668,000                   --
     Changes in operating assets and liabilities:
         Decrease (increase) in receivables                                            420,000             (328,400)
         Increase in inventory                                                      (2,000,500)          (4,634,400)
         Increase in prepaid expenses and other current assets                      (1,801,800)          (2,957,400)
         Increase in rental deposits and other non current assets                   (1,228,400)            (477,200)
         Decrease in payables, accrued expenses and liabilities subject to
             settlement                                                            (14,302,500)           1,112,000
         Decrease in restricted cash                                                 7,932,800                   --
     Changes due to reorganization activities:
         Reorganization costs                                                               --            1,921,800
         Payment of reorganization costs                                                    --           (1,916,400)
                                                                                  ------------         ------------
     Total adjustments                                                              (7,854,400)          (5,469,000)
                                                                                  ------------         ------------

Net cash used in operating activities                                               (6,717,100)          (4,641,200)

Cash flow used in investing activities:
     Capital expenditures                                                             (196,000)            (355,400)
                                                                                  ------------         ------------
Net cash used in investing activities                                                 (196,000)            (355,400)

Cash flow provided by (used in) financing activities:
     Repayment of capital leases                                                      (690,800)          (1,027,400)
     Borrowings under revolving credit facility                                     35,315,000                   --
     Repayment of term loan and revolving credit facility                          (27,618,400)                  --
     Proceeds from exercise of stock options and common stock purchase
       warrants                                                                         12,800                   --
                                                                                  ------------         ------------
Net cash provided by (used in) financing activities                                  7,018,600           (1,027,400)

Net increase (decrease) in cash and cash equivalents                                   105,500           (6,024,000)
Cash and cash equivalents at beginning of period                                       219,500           22,926,000
                                                                                  ------------         ------------
Cash and cash equivalents at end of period                                        $    325,000         $ 16,902,000
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

     Professional fees and other costs directly related to the bankruptcy proceedings were expensed as incurred, and have been reflected in the Consolidated Statement of Operations as "Reorganization items." Reorganization items consisted primarily of fees paid to legal and financial advisors of the Company and the Official Committee of Unsecured Creditors. In addition, these expenses include incentives paid to employees who remained with the Company during the Bankruptcy proceedings. Interest income earned by the Company during the Bankruptcy proceeding has been reported as a reduction of Reorganization items.

     As of August 1, 1998, approximately $437,500 in claims remained to be distributed. These distributions are expected to be made upon receipt of certified tax payer identification numbers.

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

     As of January 31, 1998, the Company effected a quasi-reorganization through the application of $27,316,200 of its $74,115,700 Common Stock account to eliminate its retained deficit. The Company's Board of Directors decided to effect a quasi-reorganization given that the Company had completed its restructuring, obtained long-term financing and successfully emerged from bankruptcy. The Company's retained deficit at January 31, 1998 was related to operations that resulted in the restructuring of the Company and the losses incurred during the Chapter 11 proceeding and was not, in management's view, reflective of the Company's current financial condition.

3. Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. Income Taxes

     As a result of the Company's quasi-reorganization, subsequent recognition of any tax benefits from deductible temporary differences and net operating loss carryforwards that existed at January 31, 1998 will result in credits to common stock, rather than a reduction of income tax expense. Year-to-date ending August 1, 1998, the Company recorded a credit to Common Stock of $668,000 to reflect the tax benefit of the net operating loss carryforward.

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

                                TODAY'S MAN, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

6.       Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, both of which are required to be adopted in fiscal 1998. Statement 130 requires financial statement reporting of all non-owner related changes in equity for the periods being presented. Statement 131 requires disclosure of revenue, earnings and other financial information pertaining to business segments by which a company is managed as well as factors used by management to determine segments. The Company believes adoption of both Statements 130 and 131 will not have a material effect on its financial position or results of operations; however, management is still assessing the impact of these statements on its financial statement disclosures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

     Certain statements in this Form 10-Q which are not historical facts, including, without limitation, statements as to the Company's planned results for 1998, new store openings, estimated costs of new systems, and the costs to address year 2000 compliance issues, or as to management's beliefs, expectations, or opinions, are forward looking statements that involve risks and uncertainties and are subject to change at any time. Certain factors, including, without limitation the risk that the assumptions upon which the forward-looking statements are based ultimately may prove incorrect, risks arising from the Company's growth strategy, small store base and geographic concentration, declining unit sales of men's tailored clothing, control by principal shareholder, the Company's relationship with its suppliers, foreign currency fluctuations, dependence on senior management, seasonality and general economic conditions and competition and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. See "Investment Considerations," above, for instructions on how to receive a copy of the Company's Annual Report.

RESULTS OF OPERATIONS:

     The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen week periods ended August 1, 1998 and August 2, 1997, respectively.


                                                                PERCENTAGE OF NET SALES
                                                          THIRTEEN AND TWENTY-SIX WEEKS ENDED
                                                    ---------------------------------------------------
                                                    Aug. 1,        Aug. 2,       Aug. 1,        Aug. 2,
                                                     1998           1997          1998           1997
                                                    ---------------------------------------------------
Net sales                                            100.0%         100.0%        100.0%        100.0%
Cost of goods sold                                    65.3           64.3          64.5          64.1
                                                    ---------------------------------------------------
     Gross profit                                     34.7           35.7          35.5          35.9
Selling, general and administrative expenses          31.1           31.9          32.1          33.0
                                                    ---------------------------------------------------
     Income from operations                            3.6            3.8           3.4           2.9
Reorganization items, net                               --            2.5            --           2.0
     Interest expense and other income, net            1.5             --           1.6            --
                                                    ---------------------------------------------------
Income before income taxes                             2.1            1.3           1.8           0.9
Income taxes                                           0.8             --           0.6            --
                                                    ---------------------------------------------------
     Net income                                        1.3%           1.3%          1.2%          0.9%
                                                    ===================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THIRTEEN WEEKS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997:

NET SALES. Net sales increased $1,114,500 or 2.2% in the second quarter of fiscal 1998 compared to the year ago period. Comparative store sales increased 2.2%. The increase in net sales is a result of the continuing efforts to transition merchandise from season to season more effectively, maintaining appropriate stock levels through replenishment and continued consumer acceptance of the values expressed in Today's Man branded merchandise. There were 25 superstores in operation at August 1, 1998 and August 2, 1997, respectively.

GROSS PROFIT. Gross profit as a percentage of net sales dropped to 34.7% for the second quarter 1998 compared to 35.7% for second quarter 1997. The decrease in the gross profit percentage is a result of more markdowns taken in response to a more robust clearance event in July 1998 as compared to July 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $75,800 or 0.5% in the second quarter of fiscal 1998, and decreased as a percentage of sales to 31.1% from 31.9% in the second quarter of fiscal 1997. The decrease is primarily due to lower credit costs resulting from a new contract with the Company's private label credit card provider. Partially offsetting this decrease, store payroll, occupancy and advertising costs increased by $470,100 or 5.0% in the second quarter of fiscal 1998, and represented 19.8% of sales compared with 19.3% of sales for the year ago period. This increase was primarily a result of advertising costs to promote the seasonal clearance event.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net increased by $804,100 from the second quarter of fiscal 1998. As a result of revolving credit borrowings and the term loan, the Company recorded interest expense of $855,400 during the quarter offset by interest income of $77,700 earned on the Company's restricted cash. The Company had average borrowings under its revolving credit facility of $8,875,400 during the quarter ended August 1, 1998.

REORGANIZATION ITEMS, NET. For the 13 week period ended August 2, 1997, reorganization items consisted of legal and financial advisory services fees incurred by the Company and the official Creditors' Committee in the administration of the Chapter 11 proceedings. Also included in this amount was the charge for the Retention Bonus Plan, as well as interest income earned on accumulated cash balances. No reorganization items were incurred during the second quarter of fiscal 1998.

TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997:

NET SALES. Net sales increased $3,439,000 or 3.6% for the first six months of fiscal 1998 compared to the year ago period. Comparative store sales increased 3.6%. The increase in net sales is a result of the continuing efforts to transition merchandise from season to season more effectively, maintaining appropriate stock levels through replenishment and continued consumer acceptance of the values expressed in Today's Man branded merchandise. There were 25 superstores in operation at August 1, 1998 and August 2, 1997, respectively.

GROSS PROFIT. Gross profit as a percentage of net sales decreased to 35.5% for the first six months 1998 compared to 35.9% for the first six months 1997. The decrease in the gross profit percentage is a result of more markdowns taken in response to a more robust clearance event in July 1998 as compared to July 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $201,800 or 0.6% in the first six months of fiscal 1998, but decreased as a percentage of sales to 32.1% from 33.0% in the second quarter of fiscal 1997. The dollar increase is due primarily to an increase in store payroll, occupancy and advertising costs of $103,300 or 0.5%, representing 19.6% of sales compared with 20.4% of sales for the year ago period. Additionally, the cost of the Today's Man Rewards Program increased approximately $400,000 over the prior year period. Partially offsetting this increase was a decrease in credit card costs resulting from a new contract with our private label credit card provider.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net increased by $1,504,600 from the first six months of fiscal 1998. As a result of revolving credit borrowings and the term loan, the Company recorded interest expense of $1,734,500 during the quarter offset by interest income of $199,600 earned on the Company's restricted cash. The Company had average borrowings under its revolving credit facility of $6,898,200 during the quarter ended August 1, 1998.

REORGANIZATION ITEMS, NET. For the 26 week period ended August 2, 1997, reorganization items consisted of legal and financial advisory services fees incurred by the Company and the official Creditors' Committee in the administration of the Chapter 11 proceedings. Also included in this amount was the charge for the Retention Bonus Plan, as well as interest income earned on accumulated cash balances. No reorganization items were incurred during the second quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. At August 1, 1998, the Company had working capital of $26,244,400 as compared with $26,291,900 at January 31, 1998.

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

     The term loan bears interest at 11%, matures in three years and requires monthly principal payments of $368,055, reflecting a $750,000 discount. In addition to the discount, the term loan contains a provision requiring the payment of a monthly fee beginning in January 1999 of approximately $42,000. This monthly fee, which could amount to $1.0 million if paid for 24 months, is being accrued ratably over the life of the loan as an adjustment to interest expense using the effective interest method. After giving effect to the amortization of the discount and the monthly fee, the effective interest rate on the term loan is 18.99%. In the event the Company is able to refinance the term loan prior to December 31, 1998, the principal amount owed to Foothill would be equal to the original principal of $12.5 million plus a $375,000 premium less any principal payments made on the loan. After December 31, 1998, the term loan repayment amount increases monthly by the monthly fee of $42,000 and $15,625, representing the straight-line impact of the remaining discount to the face amount of $13,250,000. There is no penalty for early termination of the term loan. In addition to the monthly fees associated with the term

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

     The revolving credit facility bears interest at prime plus one half of one percentage point (9.0% at August 1, 1998), and provides that the interest rate cannot be less than 8.0%. The revolving credit facility has an initial term of five years, with provisions for annual renewals thereafter. The revolving credit facility includes a $20.0 million sublimit for letter of credit advances. Availability under the revolver is based on a formula of inventory and credit card receivables, less applicable reserves. There were borrowings of $9,905,000 outstanding under the revolving credit facility at August 1, 1998. Additionally, the Company had approximately $6,812,500 in outstanding letters of credit at August 1, 1998. The revolving credit facility contains a provision that, in the event the Company elects to refinance the facility, Foothill would be paid an early termination fee equal to the greater of $250,000 or $15,000 times the number of months remaining until the Renewal date, December 31, 2002.

     The Loan and Security Agreement contains usual and customary financial covenants including maintenance of minimum monthly inventory levels, tangible net worth, EBITDA, and capital expenditure limitations as well as restrictions on the payment of dividends. The Company was in compliance with all covenants as of and for the quarter ended August 1, 1998.

     The Loan and Security Agreement was amended in May, 1998 to allow the Company to reduce its exposure to foreign currency fluctuations by engaging in forward exchange contracts.

     The Company believes that the sources of capital above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 1998.

Year 2000 Compliance

     The Company is conducting a comprehensive review of its information systems to determine which systems will require modification to enable proper processing of transactions related to the year 2000 and beyond (year 2000 compliance). The Company estimates that it will spend between $2.2 million and $3.7 million through the end of the fiscal year ending January 30, 2000 ("Fiscal 1999") to replace its existing merchandise, point-of-sale, and financial accounting systems. One of the primary requirements imposed by the Company on its vendors is certification of year 2000 compliance and compatibility. The costs for new systems will be capitalized and depreciated, to the extent permitted by Generally Accepted Accounting Principles, in accordance with the Company's fixed asset policy.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

None - not applicable


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None - not applicable

Item 2. Changes in Securities and Use of Proceeds

     Since January 1, 1998, the Company has issued 2,575 shares pursuant to the exercise of Common Stock Purchase Warrants. Such shares were issued without registration under the Securities Act of 1933 in reliance on Section 1145 of the Bankruptcy Code and the Bankruptcy Court Order confirming the Company's Plan of Reorganization.

Item 3. Defaults Upon Senior Securities

     The Annual Meeting of Shareholders of the Company was held on June 24, 1998. At the Annual Meeting, the shareholders elected Leonard Wasserman for a term of four years as described below:

        Name                         For                 Withhold Authority
        ----                         ---                 ------------------
  Leonard Wasserman               18,152,921                   109,165

     In addition, the terms of the following directors continued after the Annual Meeting:

                                  David Feld
                                  Larry Feld
                                  Ira Brind
                                  Verna K. Gibson
                                  Bernard J. Korman
                                  Randall Lambert

Item 4. Submission of Matters to a Vote of Shareholders

None - not applicable

Item 5. Other Information

     Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934 as amended, the Company's shareholders are notified that the deadline for providing the Company timely notice of any shareholder proposal to be submitted for consideration at the Company's 1999 Annual Meeting of Shareholders (the "Annual Meeting") will be January 29, 1999. As to all such matters which the Company does not have notice on or prior to January 29, 1999, the proxy solicited on behalf of the Board of Directors in connection with the matters to be considered at such Annual Meeting will confer discretionary voting authority on the persons designated in such proxy.

     Shareholder proposals for the 1999 Annual Meeting of Shareholders must be submitted to the Company by January 29, 1999 to receive consideration for inclusion in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

Item 6. Exhibits and Reports on Form 8-K

        Reports on Form 8-K

        None - not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TODAY'S MAN, INC.
                                      (Registrant)


Date: September 11, 1998              /s/ David Feld
                                      -----------------------------------------
                                      David Feld
                                      Chairman of the Board and
                                      Chief Executive Officer


Date: September 11, 1998              /s/ Frank E. Johnson
                                      -----------------------------------------
                                      Frank E. Johnson
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer
                                      Principal Financial Officer


Date: September 11, 1998              /s/ Barry S. Pine
                                      -----------------------------------------
                                      Barry S. Pine
                                      Vice President and Controller
                                      Principal Accounting Officer