Form 10-Q
period 1998-10-31
TODAYS MAN INC
filed 1998-12-15
CIK 885546

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended              October 31, 1998
                               -------------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended _______________________to ______________________

                  ____________________________________________

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

                               YES   X      NO        .
                                  -------      -------

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN A BANKRUPTCY DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              YES   X      NO        .
                                  -------      -------

27,278,783 common shares were outstanding as of December 10, 1998.

                                TODAY'S MAN INC.

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.           FINANCIAL INFORMATION:

       Item 1.    Condensed Consolidated Financial Statements - Unaudited

       Consolidated Balance Sheets
                  October 31, 1998 and January 31, 1998....................................................1

       Consolidated Statements of Operations
                  Thirteen weeks ended October 31, 1998 and November 1, 1997...............................2

       Consolidated Statements of Operations
                  Thirty-nine weeks ended October 31, 1998 and November 1, 1997............................3

       Consolidated Statements of Cash Flows
                  Thirty-nine weeks ended October 31, 1998 and November 1, 1997............................4

                  Notes to Consolidated Financial Statements.............................................5-7

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................8-11

       Item 3.    Quantitative and Qualitative Disclosures about Market Risks.............................12

PART II.          OTHER INFORMATION

       Item 1.    Legal Proceedings.......................................................................12

       Item 2.    Changes in Securities and Use of Proceeds...............................................12

       Item 3.    Defaults Upon Senior Securities.........................................................12

       Item 4.    Submission of Matters to a Vote of Security Holders.....................................12

       Item 5.    Other Information.......................................................................12

       Item 6.    Exhibits and Reports on Form 8-K........................................................12

         Signatures.......................................................................................13

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      October 31,          January 31,
                                                                                      -----------          -----------
                                                                                          1998                1998
                                                                                          ----                ----
                                                                                      (Unaudited)
                                                      ASSETS

Current assets:
    Cash and cash equivalents                                                      $       125,000          $      219,500
    Cash restricted for pre-petition settlements                                         2,285,000              11,005,500
    Due from credit card companies and other receivables, net                            2,028,500               2,136,400
    Inventory                                                                           42,944,500              34,652,100
    Prepaid expenses and other current assets                                            4,137,100               2,753,600
    Prepaid inventory purchases                                                          3,873,700               2,611,400
                                                                                   -------------------    --------------------
       Total current assets                                                             55,393,800              53,378,500

Property and equipment, less accumulated depreciation and
    amortization                                                                        32,168,900              31,553,600
Loans to shareholders                                                                      228,400                 228,400
Rental deposits and other noncurrent assets                                              1,477,000               2,003,500
                                                                                   -------------------    --------------------
                                                                                       $89,268,100             $87,164,000
                                                                                   ===================    ====================

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                                         $     5,970,800          $    7,670,800
    Accrued expenses and other current liabilities                                       5,837,900               4,784,900
    Current portion of term loan                                                                 -               4,416,700
    Liabilities subject to settlement                                                      328,300               8,987,600
    Current maturities of capital lease obligations                                      1,234,200               1,226,600
                                                                                   -------------------    --------------------
       Total current liabilities                                                        13,371,200              27,086,600

Capital lease obligations, less current maturities                                               -               1,037,200
Obligations under revolving credit facility                                             11,875,000                       -
Deferred rent and other                                                                  5,381,000               4,489,000
Term loan, less current maturities                                                       9,194,400               7,751,700
                                                                                   -------------------    --------------------
                                                                                        39,821,600              40,364,500

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, no par value, 100,000,000 shares authorized,
    27,278,783 and 27,274,588 shares issued and outstanding at
    October 31, 1998 and January 31, 1998 respectively, net of accumulated retained deficit of $27,316,200 as of January 31,
    1998
                                                                                        47,787,300              46,799,500
Retained earnings (from February 1, 1998)                                                1,659,200                       -
                                                                                   -------------------    --------------------
Total shareholders' equity                                                              49,446,500              46,799,500
                                                                                   -------------------    --------------------
                                                                                   $    89,268,100          $   87,164,000
                                                                                   ===================    ====================


                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               FOR THIRTEEN WEEKS ENDED
                                                             Oct. 31,              Nov. 1,
                                                             --------              -------
                                                               1998                  1997
                                                               ----                  ----

Net sales                                                   $48,269,900            $48,457,400

Cost of goods sold                                           29,334,300             30,618,400
                                                            -------------          --------------

    Gross profit                                             18,935,600             17,839,000

Selling, general and administrative expenses                 16,933,900             15,868,700
                                                            -------------          --------------

Income from operations                                        2,001,700              1,970,300

Reorganization items:

    Professional fees                                                 -              1,385,500

    Interest income                                                   -               (412,900)
                                                            -------------          --------------

Net reorganization items                                              -                972,600

Interest expense and other income, net                        1,172,800              7,265,600
                                                            -------------          --------------

    Income (loss) before income taxes                           828,900             (6,267,900)

Income taxes                                                    307,000                      -
                                                            -------------          --------------


Net income (loss)                                           $   521,900            $(6,267,900)
                                                            =============          ==============

Earnings per share - basic                                  $      0.02            $     (0.58)
                                                            =============          ==============

Weighted average shares outstanding                         $27,278,687            $10,861,005

Earnings per share, assuming dilution                              0.02                  (0.58)
                                                            =============          ==============

Weighted average shares outstanding, assuming dilution       27,278,687             10,876,478


                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   FOR THIRTY-NINE WEEKS ENDED
                                                                  Oct. 31,               Nov. 1,
                                                                  --------               -------
                                                                    1998                   1997
                                                                    ----                   ----


Net sales                                                      $146,103,400           $142,851,900

Cost of goods sold                                               92,474,900             91,082,100
                                                               --------------         -------------

       Gross profit                                              53,628,500             51,769,800

Selling, general and administrative expenses                     48,289,800             47,022,800
                                                               --------------         -------------

Income from operations                                            5,338,700              4,747,000

Reorganization items:

       Professional fees                                                  -              3,835,700

       Interest income                                                    -               (941,300)
                                                               --------------         -------------

Net reorganization items                                                  -              2,894,400

Interest expense and other income, net                            2,704,500              7,292,700
                                                               --------------         -------------

       Income (loss) before income taxes                          2,634,200             (5,440,100)

Income taxes                                                        975,000                      -
                                                               --------------         -------------

Net income (loss)                                              $  1,659,200            $(5,440,100)
                                                               ==============         =============

Earnings per share - basic                                     $       0.06            $     (0.50)
                                                               ==============         =============

Weighted average shares outstanding                              27,281,646             10,861,005

Earnings per share, assuming dilution                          $       0.06            $     (0.50)
                                                               ==============         =============

Weighted average shares outstanding, assuming dilution           27,281,646             10,876,049



                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  FOR THIRTY-NINE WEEKS ENDED
                                                                                 Oct. 31,             Nov. 1,
                                                                                 --------             -------
                                                                                   1998                1997
                                                                                   ----                ----
Operating activities
     Net income                                                                 $  1,659,200       $ (5,440,100)
     Adjustments to reconcile net income to net cash used in  operating activities:
         Depreciation and amortization                                             2,256,400          3,219,400
         Accretion of debt discount                                                  713,600               --
         Deferred credits                                                            892,000           (228,700)
         Tax benefit of net operating loss carryforward                              975,000               --
     Changes in operating assets and liabilities:
         Decrease (increase) in receivables                                          107,900           (332,500)
         Increase in inventory                                                    (8,292,400)       (16,321,400)
         Increase in prepaid expenses and other current assets                    (2,645,800)        (1,050,800)
         Decrease (increase) in rental deposits and other non current                526,500           (502,100)
             assets
         Decrease in payables, accrued expenses and liabilities subject to
             settlement                                                            9,306,300         11,462,000
         Decrease in restricted cash                                               8,720,500               --
     Changes due to reorganization activities:
         Reorganization costs                                                           --            2,974,400
         Payment of reorganization costs                                                --           (2,912,700)
                                                                                ------------       ------------
     Total adjustments                                                            (6,052,600)        (3,692,400)
                                                                                ------------       ------------

Net cash used in operating activities                                             (4,393,400)        (9,132,500)

Cash flow used in investing activities:
     Capital expenditures                                                         (2,871,700)          (784,500)
                                                                                ------------       ------------
Net cash used in investing activities                                             (2,871,700)          (784,500)

Cash flow provided by (used in) financing activities:
     Repayment of capital leases                                                  (1,029,600)        (1,433,400)
     Borrowings under revolving credit facility                                   47,885,000               --
     Repayment of term loan and revolving credit facility                        (39,697,600)              --
     Proceeds from exercise of stock options and common stock purchase
         warrants                                                                     12,800               --
                                                                                ------------       ------------
Net cash provided by (used in) financing activities                                7,170,600         (1,433,400)

Net increase (decrease) in cash and cash equivalents                                 (94,500)       (11,350,400)
Cash and cash equivalents at beginning of period                                     219,500         22,926,000
                                                                                ------------       ------------
Cash and cash equivalents at end of period                                      $    125,000       $ 11,575,600
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

          As of October 31, 1998, approximately $328,300 in claims remained to be distributed. These distributions are expected to be made upon receipt of certified taxpayer identification numbers.

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


4.   Income Taxes

     As a result of the Company's quasi-reorganization, subsequent recognition of any tax benefits from deductible temporary differences and net operating loss carryforwards that existed at January 31, 1998 will result in credits to common stock, rather than a reduction of income tax expense. As of October 31, 1998, the Company recorded a credit to Common Stock of $975,000 to reflect the tax benefit of the net operating loss carryforward.


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


Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

     Certain statements in this Form 10-Q which are not historical facts, including, without limitation, statements as to the Company's planned results for 1998, new store openings, estimated costs of new systems, and the costs to address year 2000 compliance issues, or as to management's beliefs, expectations, or opinions, are forward looking statements that involve risks and uncertainties and are subject to change at any time. Certain factors, including, without limitation the risk that the assumptions upon which the forward-looking statements are based ultimately may prove incorrect, risks arising from the Company's growth strategy, small store base and geographic concentration, declining unit sales of men's tailored clothing, control by principal shareholder, year 2000 compliance issues, the Company's relationship with its suppliers, foreign currency fluctuations, dependence on senior management, seasonality and general economic conditions and competition and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. See "Investment Considerations," above, for instructions on how to receive a copy of the Company's Annual Report.


RESULTS OF OPERATIONS:

     The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen week and thirty-nine periods ended October 31, 1998 and November 1, 1997, respectively.



                                                                          PERCENTAGE OF NET SALES
                                                                  THIRTEEN                     THIRTY-NINE
                                                                 WEEKS ENDED                   WEEKS ENDED
                                                           Oct. 31,       Nov. 1,         Oct. 31,       Nov. 1,
                                                             1998           1997            1998           1997
                                                          ----------------------------  ----------------------------
Net sales                                                     100.0%        100.0%          100.0%         100.0%
Cost of goods sold                                             60.8          63.2            63.3           63.8
                                                          ----------------------------  ----------------------------
     Gross profit                                              39.2          36.8            36.7           36.2
Selling, general and administrative expenses                   35.1          32.7            33.0           32.9
                                                          ----------------------------  ----------------------------
     Income from operations                                     4.1           4.1             3.7            3.3
Reorganization items, net                                       -             2.0             -              2.0
     Interest expense and other income, net                     2.4          15.0             1.9            5.1
                                                          ----------------------------  ----------------------------
Income before income taxes                                      1.7         (12.9)            1.8           (3.8)
Income taxes                                                    0.6           -               0.7            -
                                                          ----------------------------  ----------------------------
     Net income                                                 1.1%        (12.9%)           1.1%          (3.8%)
                                                          ============================  ============================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THIRTEEN WEEKS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997:

NET SALES. Net sales decreased $187,500 or 0.4% in the third quarter of fiscal 1998 compared to the year ago period. Comparative store sales were essentially unchanged, decreasing 0.4%. There were 25 superstores in operation at October 31, 1998 and November 1, 1997, respectively.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 39.2% for the third quarter 1998 compared to 36.8% for third quarter 1997. The increase in the gross profit percentage is partly a result of the elimination during the third quarter of 1998 of the initial 10% off the first purchase when using the Company's private label card.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,065,200 or 6.7% in the third quarter of fiscal 1998, and increased as a percentage of sales to 35.1% from 32.7% in the third quarter of fiscal 1997. The increase is primarily due to increased advertising costs associated with the Company's direct mail campaign. Store payroll, occupancy and advertising costs increased by $711,100 or 7.3% in the third quarter of fiscal 1998, and represented 21.6% of sales compared with 20.0% of sales for the year ago period.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $6,092,800 for the third quarter of fiscal 1998. The decrease is a result of the one-time charge taken in the third quarter of 1997 of $7,264,000 to reflect the payments made in connection with the Company's exit from Chapter 11. Additionally, interest expense in the third quarter of 1998 includes a penalty incurred due to termination of the revolving credit facility with Foothill Capital Corporation. The Company had average borrowings under its revolving credit facility of $11,738,700 during the quarter ended October 31, 1998.

REORGANIZATION ITEMS, NET. For the 13 week period ended November 1, 1997, reorganization items consisted of legal and financial advisory services fees incurred by the Company and the official Creditors' Committee in the administration of the Chapter 11 proceedings. Also included in this amount was the charge for the Retention Bonus Plan, as well as interest income earned on accumulated cash balances. No reorganization items were incurred during the third quarter of fiscal 1998.


THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997:

NET SALES. Net sales increased $3,251,500 or 2.3% for the first nine months of fiscal 1998 compared to the year ago period. Comparative store sales increased 2.3%. The increase in net sales is a result of the continuing efforts to transition merchandise from season to season more effectively, maintaining appropriate stock levels through replenishment and continued consumer acceptance of the values expressed in the Today's Man brand. There were 25 superstores in operation at October 31, 1998 and November 1, 1997, respectively.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 36.7% for the first nine months 1998 compared to 36.2% for the first nine months 1997. The increase in gross profit percentage is a result of fewer markdowns due to better timing of merchandise receipts and the increased use of replenishment merchandise.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,267,000 or 2.7% in the first nine months of fiscal 1998, and increased slightly as a percentage of sales to 33.0% from 32.9% in the third quarter of fiscal 1997. The increase is due to advertising costs related to our direct mail campaign. Additionally, the cost of the Today's Man Rewards Program increased approximately $500,000 over the year ago period. Store payroll, occupancy and advertising costs increased $607,700 or 2.1% for the first nine months of fiscal 1998 yet were a consistent 20.3% of sales for both nine month periods. Offsetting these increases is a decrease in credit card costs resulting from a new contract with our private label credit card provider.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $4,588,200 from the first nine months of fiscal 1998. During the third quarter of 1997, the Company recorded $7,264,000 in Chapter 11 interest expense. Included in 1998 is refinancing charges of $405,000 and interest expense of $2,510,000. The Company had average borrowings under its revolving credit facility of $8,463,200 during the nine months ended October 31, 1998.

REORGANIZATION ITEMS, NET. For the 39 week period ended November 1, 1997, reorganization items consisted of legal and financial advisory services fees incurred by the Company and the official Creditors' Committee in the administration of the Chapter 11 proceedings. Also included in this amount was the charge for the Retention Bonus Plan, as well as interest income earned on accumulated cash balances. No reorganization items were incurred during the third quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 1997, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation ("Foothill"), individually and as agent. The Loan and Security Agreement provided for a $12.5 million term loan and a $30.0 million revolving credit facility. The Company granted Foothill Capital Corporation a lien on its tangible and intangible assets to secure this term loan and revolving credit facility. Proceeds from these loans were used to fund a portion of the Company's Plan of Reorganization. There were borrowings of $11,875,000 outstanding under the Foothill revolving credit facility at October 31, 1998. Additionally, the Company had approximately $7,656,800 in outstanding letters of credit at October 31, 1998.

     On December 4, 1998, the Company entered into a Loan and Security Agreement with Mellon Bank, N.A., ("Mellon") individually and as agent. The Loan and Security Agreement provides for a $45.0 million revolving credit facility. The Company has granted Mellon a lien on its tangible and intangible assets to secure this revolving credit facility. Proceeds from this loan were used to refinance the Company's previous revolving credit facility and term loan from Foothill. In accordance with the early termination provisions of the Foothill loan document, the Company paid an early termination fee of $720,000 to Foothill.

     The Mellon revolving credit facility bears interest at the option of the Company at prime (7.75% at November 30, 1998) or LIBOR (5.28% at November 30,
1998) plus a margin ranging from 1.75% to 3.25% depending upon the Company's EBITDA has a term of five years and includes a $20.0 million sublimit for letter of credit advances. Availability under the revolver is based on a formula of inventory and credit card receivables, less applicable reserves.

     The Mellon Loan and Security Agreement contains customary financial covenants including tangible net worth, indebtedness to tangible net worth and fixed charge coverage ratios, and limitations new store openings and capital expenditure as well as restrictions on the payment of dividends. The Company was in compliance with all covenants as of and for the quarter ended October 31, 1998.

     The Company believes that the sources of capital above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 1999.

     The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. At October 31, 1998, the Company had working capital of $42,022,600 as compared with $26,291,900 at January 31, 1998.



Year 2000 Compliance

     The Company is conducting a comprehensive review of its information technology and non information technological systems to determine which systems will require modification to enable proper processing of transactions related to the year 2000 and beyond. The primary information systems upon which the Company relies for its daily operations are the point of sale register systems, its merchandising system and its general ledger accounting system. The Company has completed testing of its point of sale and existing general ledger system and concluded that these systems are capable of processing transactions in the year 2000 and beyond. The Company's merchandising system will require remediation that is estimated to cost less than $250,000. A further and complete analysis of the Company's internal systems has indicated that despite the systems' ability to properly process transactions related to the year 2000 and beyond the Company's overall operations would be better served by replacing the existing general ledger and merchandising systems. As of October 31, 1998, the Company has substantially completed the installation of its new general ledger system. During November and December of 1998 testing and any modifications will be made to ensure that the general ledger will be able to be implemented as of January 31, 1999 the first day of Fiscal 1999. The Company's new merchandising system installation and testing continues and management believes that the Year 2000 compliant system will be fully installed, tested and functioning by the end of the second quarter of Fiscal 1999. The Company estimates that it will spend between $3.2 million and $4.5 million of budgeted funds through the end of the fiscal year ending January 30, 2000 ("Fiscal 1999") to replace its existing merchandise, and financial accounting systems. Included in the capital expenditures for the nine months ended October 31, 1998 is approximately $2.4 million of new system costs. One of the primary requirements imposed by the Company on its new systems vendors is certification of year 2000 compliance and compatibility. The costs for new systems will be capitalized and depreciated, to the extent permitted by Generally Accepted Accounting Principles, in accordance with the Company's fixed asset policy.

     In an effort to determine and ensure that there would be no material and adverse impact on the results of the Company's operations caused by non informational technological systems an internal committee was developed using a cross section of all disciplines within the Company. All of the Company's vendors and suppliers were polled and asked to evaluate and confirm their individual company's abilities to process transactions in the year 2000 and beyond. This committee, which reports directly to the management committee of the organization, is currently evaluating responses from vendors and anticipates preliminarily identifying all mission critical non information technological systems by the end of this fiscal year. These systems would then be tested and contingency plans would be developed for those systems deemed to be non-compliant. It is the committee's intention to complete its testing and contingency planning before September 30, 1999.

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



                                      TODAY'S MAN, INC.
                                        (Registrant)


Date:    December 11, 1998            /s/David Feld
                                      ------------------------------------------
                                      David Feld
                                      Chairman of the Board and
                                      Chief Executive Officer



Date:    December 11, 1998            /s/Frank E. Johnson
                                      ------------------------------------------
                                      Frank E. Johnson
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer
                                      Principal Financial Officer



Date:    December 11, 1998            /s/Barry S. Pine
                                      ------------------------------------------
                                      Barry S. Pine
                                      Vice President and Controller
                                      Principal Accounting Officer