Form 10-K
period 1999-01-30
TODAYS MAN INC
filed 1999-04-30
CIK 885546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended January 30, 1999
                                       or
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

                           Commission File No. 0-20234

                                TODAY'S MAN, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Pennsylvania                                     23-1743137
         ------------                                     ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

            835 Lancer Drive
         Moorestown, New Jersey                                       08057
         ----------------------                                       -----
(Address of principal executive offices)                           (Zip Code)

        Registrant's Telephone Number, Including Area Code (609) 235-5656 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, no par value                                  27,014,485
--------------------------                                  ----------
     (Title of Class)                             (Number of Shares Outstanding
                                                       as of April 23, 1999)

Common Stock Purchase Warrants                              5,427,927
------------------------------                              ---------
       (Title of Class)                          (Number of Warrants Outstanding
                                                      as of April 23, 1999)

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [X] No [_]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant is $21,221,718 (1).

     Documents incorporated by reference are listed in the Exhibit Index.

------------------------
(1) The aggregate dollar amount of the voting and non-voting common equity set forth equals the number of shares of and warrants for the Company's Common Stock outstanding, reduced by the amount of shares of and warrants for Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock and Warrants for Common Stock, multiplied by $1.28 and $0.31, the last reported sale price for the Company's Common Stock and Warrants on April 23, 1999. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.



                                      TABLE OF CONTENTS
                                                                                             PAGE
                                                                                             ----
                                            PART I
Item 1.     Business...........................................................................1

Item 2.     Properties.........................................................................7

Item 3.     Legal Proceedings..................................................................8

Item 4.     Submission of Matters to a Vote of Security Holders................................8

Item 4.1    Certain Executive Officers of the Registrant.......................................8

                                           PART II

Item 5.     Market for Registrant's Common Stock and Related Shareholder
            Matters............................................................................9

Item 6.     Selected Financial Data............................................................10

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................................11

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.........................16

Item 8.     Financial Statements and Supplementary Data........................................16

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...............................................................16

                                           PART III

Item 10.    Directors and Executive Officers of the Registrant.................................16

Item 11.    Executive Compensation.............................................................16

Item 12.    Security Ownership of Certain Beneficial Owners and Management.....................16

Item 13.    Certain Relationships and Related Transactions.....................................16

                                           PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................17-18

            Signatures.........................................................................19

            Index to Consolidated Financial Statements.........................................F-1

                                              --------------

     As used in this Report on Form 10-K, "fiscal 1991," "fiscal 1992," "fiscal 1993," "fiscal 1994," "fiscal 1995," "fiscal 1996," "fiscal 1997," "fiscal
1998," "fiscal 1999," and "fiscal 2000," refer to the Company's fiscal years ended or ending February 1, 1992, January 30, 1993, January 29, 1994, January 28, 1995, February 3, 1996, February 1, 1997, January 31, 1998, January 30,
1999, January 29, 2000 and January 28, 2001, respectively.

Today's Man(R) is a registered trademark of the Company.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Today's Man, Inc. is a leading operator of menswear superstores specializing in tailored clothing, furnishings sportswear and shoes. The Company operates a chain of 25 superstores ranging in size from approximately 18,000 to 34,000 gross square feet in the Greater Philadelphia, Washington, D.C. and New York markets. The Company seeks to be the leading menswear retailer in each of its markets by providing a broad and deep assortment of moderate to better, current-season, brand-name and private label merchandise at everyday low prices which the Company believes represents the greatest value at a given price point. The Company provides these everyday low prices to its customers through economies provided by its large volumes of preplanned inventory purchases and lower initial mark-ups. The Company generated net sales of $450 per square foot of selling space in its superstores in fiscal 1998.

     The Company was incorporated in Pennsylvania in 1971 as Feld & Sons, Inc. and changed it's name to Today's Man, Inc. in March 1992. The Company's executive and administrative offices are located at 835 Lancer Drive, Moorestown West Corporate Center, Moorestown, New Jersey 08057 and its telephone number is
(609) 235-5656.


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

     Growth Strategy. The Company expects to open 4 stores in fiscal 1999. Additionally, the Company has announced its intentions to begin selling merchandise over its internet site, www.todaysman.com. The Company's growth over the next several years depends principally on its ability to open new stores in its existing and new markets and to open its on-line site, and to operate those stores and its online site profitably. The Company's ability to open stores on a timely basis will depend upon the Company's ability to identify suitable store sites, obtain leases for those sites on acceptable terms, construct or refurbish the sites and hire and train skilled store managers and personnel. There can be no assurance that new stores or on-line site will generate sales volumes comparable to those of the Company's existing stores. Moreover, the opening of additional stores in existing markets or on-line sales may have the effect of attracting customers and reducing sales from existing stores.

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

     Declining Unit Sales of Men's Tailored Clothing. On a national basis, unit sales of men's tailored clothing have been declining over many years. The Company believes that this decline can be attributed to men allocating a lower portion of their disposable income to tailored clothing as a result of less frequent changes in tailored clothing fashions, relaxation of dress codes by many employers and a more casual lifestyle. The Company also believes that this decline has contributed to a consolidation among retailers of men's tailored clothing. There can be no assurance that the Company will continue to be able to maintain or increase it sales volume or attain profitability as further consolidation of the industry occurs as the unit sales of men's tailored clothing continues to decline.

     Control by Majority Shareholder. Mr. David Feld beneficially owns approximately 36% of the outstanding Common Stock and together with the other directors and executive officers of the Company, collectively beneficially own or owns approximately 47% of the outstanding Common Stock. Accordingly, Mr. David Feld, together with the other directors and executive officers of the Company, will likely be able to effectively control most matters requiring approval by the Company's shareholders, including the election of directors. In addition, Mr. David Feld has pledged 5,439,578 shares of Common Stock to secure loans. In the event of default by Mr. David Feld, the sale of all or a large block of the pledged shares by a lender to one purchaser or a group of purchasers acting in concert would result in such purchaser or group owning a substantial block of the outstanding Common Stock of the Company and being able to significantly affect the outcome of the election of directors and of all votes which require shareholder approval. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

     Relationship with Suppliers; Foreign Currency Fluctuations. The Company's business is dependent upon its ability to purchase both brand-name and private label merchandise in large quantities and at attractive prices. During fiscal 1998, approximately 45% of the dollar volume of all merchandise purchased by the Company was purchased from ten vendors, and approximately 41% of the dollar volume of all merchandise was purchased from overseas vendors While the Company believes that alternative sources of supply are available, any disruption in the Company's sources of supply could have a material adverse effect on its business. In instances in which the Company makes purchases in foreign currencies, the Company intends to hedge its exposure to currency fluctuations by entering into forward exchange contracts. See "Business--Purchasing." See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Senior Management. The success of the Company's business will continue to be dependent upon David Feld and the other members of senior management. The Company's continued growth also will depend upon its ability to attract and retain additional skilled management personnel and store managers. See Item 4.1 "Certain Executive Officers of the Registrant" and Item 10. "Directors and Executive Officers."

     Year 2000 Compliance Risks. If the Company's present efforts to address year 2000 compliance issues are not successful, or if the systems of its suppliers are not complaint, the Company may be unable to engage in normal business activities for a period of time after January 1, 2000. As a result the Company would be unable to recognize income. The Company also may lose existing or potential clients and its reputation in the industry might be damaged.

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

     Competition. The retail menswear business is highly competitive with respect to price, quality and style of merchandise and store location. The Company faces competition for customers and store locations from large national and regional department stores, various menswear chains, a number of off-price specialty retailers as well as local department stores, catalog retailers and local menswear stores. Many of these competitors have significantly greater financial and other resources than the Company. The retailing business is affected by changes in consumer tastes, demographic trends and the type, number and location of competing stores.

     Restrictions on Cash Dividends. Since its inception as a public company in 1992, the Company has not paid any cash dividends. The Company's loan agreement prohibits the payment of cash dividends. See Item 5. "Market for the Registrant's Common Stock and Related Shareholder Matters."

     Market for Common Stock and Warrants. The Common Stock and Warrants are traded on the Nasdaq National Market. Numerous factors, including announcements of fluctuations in the Company's or its competitors' operating results, market conditions for stocks in general, or fluctuations in the Company's quarterly operating results, could have a significant impact on the future price of the Common Stock and Warrants. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of the Common Stock and Warrants.

     Each Warrant is exercisable for one share of Common Stock at an exercise price of $2.70 per share. Accordingly, the market price of the Warrants is directly affected by the market price of the Common Stock. In the event that the market price of the Common Stock is less than $2.70, the Warrants may have little or no market value. All of the Warrants expire at the close of business on December 31, 1999 and will not be exercisable after such time.

     Shares Eligible for Future Sale. Sales of the Company's Common Stock and Warrants in the public market could adversely affect the market price of the Company's Common Stock and Warrants and could impair the Company's future ability to raise capital through the sale of equity securities. As of April 23, 1999, the Company has 27,014,485 shares of Common Stock and 5,427,927 Warrants outstanding, all of which are available for resale in the public market without restrictions, except for any such shares held by persons who may be deemed to be "affiliates" of the Company. In addition, the Company has registered under the Securities Act all of the 2,450,000 shares authorized for issuance under the Company's Management Stock Option Plan.

     Anti-Takeover Provisions. The Amended and Restated Articles and Amended and Restated Bylaws contain provisions which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction. The Amended Articles permit the Board of Directors to establish the rights, preferences, privileges and restrictions of, and to issue, up to 5,000,000 shares of Preferred Stock without shareholder approval. The Amended Bylaws also provide for the staggered election of directors to serve for four-year terms, subject to removal by shareholders only for cause upon the vote of not less than 65% of the shares of Common Stock cast at a shareholders meeting and provide that the vote of at least 60% of the votes entitled to be cast by all shareholders is required to call special meetings of shareholders. Certain provisions of the Amended Articles and Amended Bylaws may not be amended except by a similar 65% vote. For more information, see the Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws of the Company which are filed as Exhibits 2.1 and 2.2, respectively, to the Company's Form 8-A Report, filed with the Commission on December 29, 1997. In addition, the Company is subject to certain anti-takeover provisions of the Pennsylvania Business Corporation Law.

CHAPTER 11 PROCEEDINGS.

     On December 12, 1997, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order confirming the Company's Second Amended Joint Plan of Reorganization (the "Reorganization Plan") proposed by Today's Man, Inc. ("the Company") and certain of its subsidiaries. On December 31, 1997, the Reorganization Plan became effective and the Company emerged from bankruptcy reorganization proceedings. Those proceedings had begun on February 2, 1996 when the Company and certain of its subsidiaries filed voluntary petitions seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

     Pursuant to the Plan of Reorganization, the Company paid an aggregate of $51.0 million and issued 9,656,269 shares of Common Stock to its creditors in settlement of $73.3 million of outstanding indebtedness, including post-petition interest. Under the Plan of Reorganization, holders of the Company's Common Stock received for each share of old Common Stock: (1) one share of new Common Stock and (2) 0.5 of a Common Stock Purchase Warrant ("Warrant"). Each whole Warrant entitles the holder to purchase one share of new Common Stock at an exercise price of $2.70 per share at any time on or before December 31, 1999. A total of 5,430,503 Warrants were issued to the Company's shareholders of record as of October 14, 1997. Approximately $1,100,000 remained to be distributed as of January 30, 1999. These amounts were distributed in April 1999.

MERCHANDISING

     Today's Man seeks to offer a larger selection and variety of menswear, in terms of styles, sizes and price points, than its competitors. The Company's merchandise assortment consists principally of tailored clothing (suits, sportcoats, slacks, formal wear and outerwear), furnishings and accessories (dress shirts, ties, belts, suspenders, underwear, socks, scarves and gloves) and sportswear (casual pants, sportshirts, sweaters and jackets) and shoes. A 25,000 square foot superstore typically offers 65,000 items, including approximately 5,000 suits in American and European styles, 2,500 sportcoats, 13,000 dress shirts, 10,000 ties, 8,000 pairs of dress and casual pants and 4,000 pairs of shoes. The core of the Company's merchandise offering is primarily Today's Man private label suits (featuring Made in Italy and Made in England) complemented by a handful of nationally recognized brand-name and designer label suits at prices typically ranging from $150 to $400. In fiscal 1998, nearly 48% of the Company's net sales were tailored clothing, with approximately 46% divided between furnishings and sportswear and 6% of net sales from licensed shoe department sales.

     In July 1995, the Company entered into a License Agreement with Shoe Corporation of America ("SCOA"), pursuant to which SCOA installed and operates licensed shoe departments in the Company's stores. Under the terms of the license agreement, SCOA is responsible for the operations of the department including inventory purchases, presentation, staffing and management. The Company remits, on a weekly basis, the net proceeds due to SCOA. The license agreement expires February 2, 2002. The Company recorded sales of $8,789,000, $12,642,600 and $12,208,100 from licensed shoe department sales for fiscal 1996, 1997 and 1998, respectively.

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

     Each store is managed by a store manager who is compensated by a base salary and a bonus based on the store's sales performance, shrinkage and other factors. Store managers have an average of 15 years of retail experience. Store managers report to one of five district managers. All stores have one or more assistant managers, three to five clothing department heads (including the head of the tailoring department) and an average of 30 full-time and 14 part-time associates (including sales associates, tailors and cashiers). Most of the Company's tailored clothing associates have prior retail experience. Additional training is provided on the job by the store's assistant managers and department heads.

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

PURCHASING

     The Company purchases most of its merchandise in large volumes through preplanned buying programs, which allow it to consistently offer a broad and deep selection of current-season, moderate to better brand-name and private label menswear at substantial savings to its customers. The Company typically does not purchase manufacturers' production overruns and does not seek advertising allowances from its vendors.

     The Company purchased merchandise from approximately 140 domestic and overseas manufacturers and suppliers during fiscal 1998. During that year, the top ten vendors by dollar volume accounted for approximately 45% of total purchases, but no vendor accounted for more than 10% of the Company's purchases. Of the Company's purchases by dollar volume in fiscal 1998, approximately 41% were from overseas vendors, primarily in U.S. dollars. In instances in which the Company makes purchases in foreign currencies, the Company intends to hedge its exposure to currency fluctuations by entering into forward exchange contracts. Many of the Company's overseas purchases are financed by letters of credit. Understanding the importance of the vendors to the Company's business, management has focused on developing good relationships over the years with many of its vendors. As a result, the Company experienced positive vendor support from its pre-petition supplier base during the Bankruptcy proceedings and was also able to add new key national vendors while in Chapter 11. The Company's vendor base has continued its support since the Company's emergence from Chapter 11.

     The Company purchased approximately 6.1 million units of merchandise in fiscal 1998, of which approximately 25% were purchases of brand-name merchandise and the remainder were purchases of the Company's private label merchandise.

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

CUSTOMER CREDIT

     Today's Man customers may pay for their purchases with the Today's Man proprietary credit card, Visa, MasterCard, American Express, Discover, cash or check. Approximately 80% of all purchases are paid for by credit card.

     Today's Man credit cards are issued by a national bank, using the bank's credit standards, on a non-recourse basis to the Company. As of January 30, 1999, approximately 396,000 Today's Man credit cards were outstanding. The Company believes that its credit card is a particularly productive tool for targeted marketing and presents an excellent opportunity to analyze and better understand its customers' shopping patterns and needs.

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

ASSOCIATES

     Today's Man places great importance on recruiting, training and motivating quality store level associates by such methods as promoting associates from within and offering bonuses for associates who recommend successful job applicants. As of January 30, 1999, the Company had 780 full-time and 493 part-time associates. The Company also employs additional part-time clerks and cashiers during peak periods. None of the Company's associates is represented by a labor union. The Company believes that its relationship with its associates is good.

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

     The following table provides information regarding the Company's existing and proposed stores under lease:

                                         Approximate
                                        Gross Square                Year of
Store Location                              Feet                    Opening
--------------                          -----------------------------------
GREATER PHILADELPHIA MARKET:
Center City Philadelphia, PA (1)           25,600                      1980
Broomall, PA                               17,800                      1984
Deptford, NJ (1)                           19,600                      1985
Allentown, PA                              22,700                      1986
Montgomeryville, PA                        22,100                      1986
Northeast Philadelphia, PA                 22,500                      1987
King of Prussia, PA                        25,000                      1988
Langhorne, PA (1)                          25,000                      1988
Cherry Hill, NJ                            25,800                      1990

GREATER WASHINGTON, D.C. MARKET:
Bailey's Crossroads, VA                    26,000                      1987
Rockville, MD                              26,100                      1988
Fairfax, VA                                25,900                      1992
Greenbelt, MD                              21,100                      1995
Springfield, VA (2)                        17,500                      1999
Sterling, VA (2)                           18,000                      1999
Germantown, MD (2)                         18,000                      1999
Towson, MD (2)                             25,000                      1999

GREATER NEW YORK MARKET:
Paramus, NJ                                30,000                      1991
Carle Place, NY                            33,500                      1991
Wayne, NJ                                  33,400                      1992
Stony Brook, NY                            25,900                      1992
Huntington, NY                             29,300                      1993
East Hanover, NJ                           30,000                      1993
Manhassett, NY                             25,000                      1993
Woodbridge, NJ                             27,100                      1993
Manhattan (Sixth Avenue), NY               28,100                      1994
Hartsdale, NY                              26,600                      1994
Manhattan (Fifth Avenue), NY               27,200                      1995
Norwalk, CT                                24,000                      1995

(1) Leased from Mr. David Feld. See Item 13. "Certain Relationships and Related Transactions."

(2)  Scheduled to open in fiscal 1999.

     The Company leases all of its stores and anticipates that it will continue to do so. Unexpired lease terms range from seven to twenty-seven years assuming the exercise of options to renew in certain cases, and no lease is scheduled to expire prior to fiscal 2006. Approximately one-half of the leases have percentage rent clauses, although none of the leases with Mr. David Feld has a percentage rent clause.

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

         In January 1999 the Company brought suit against NationsBank N.A., The Bank of New York, N.A., and Fleet Financial Corp., (formerly Shawmut Bank, N.A.) seeking unspecified damages resulting from the pre-petition lender group's alleged non-performance under the Amended and Restated Loan and Security Agreement dated November 1995. The Company has alleged that the lender group's actions in January 1996 constituted a breach of contract under the loan agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 4.1.  CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning the executive officers of the Company who are also not directors.

           Name           Age                 Position

     Frank E. Johnson     49      Executive Vice President and Chief
                                  Financial Officer

     Barry S. Pine        44      Vice President, Controller, and
                                  Chief Accounting Officer

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

         The Company's Common Stock and Warrants are traded on the Nasdaq National Market System under the symbol "TMAN" and "TMANW," respectively. The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the Common Stock, as reported by Nasdaq:

                                                          High                          Low
         1997
                 First Quarter                            $4.00                       $2.13
                 Second Quarter                            4.06                        2.44
                 Third Quarter                             4.06                        2.88
                 Fourth Quarter                            3.81                        2.63

         1998
                 First Quarter                            $3.63                       $2.88
                 Second Quarter                            3.03                        1.69
                 Third Quarter                             1.94                        1.13
                 Fourth Quarter                            3.25                        1.28

         1999
                 First Quarter (through April 23, 1999)   $2.03                       $1.13


         The Warrants were issued on January 2, 1998. The following table sets forth, for the fiscal quarters indicated, the high and low closing sale price for the Warrants, as reported by Nasdaq:

         1997
                 Fourth Quarter                           $1.50                       $1.00

         1998
                 First Quarter                            $1.69                       $1.13
                 Second Quarter                            1.13                        0.31
                 Third Quarter                             0.56                        0.13
                 Fourth Quarter                            0.97                        0.09

         1999
                 First Quarter (through April 23, 1999)   $0.47                       $0.13

         As of April 23, 1999, the Company's Common Stock was held by approximately 1,553 holders of record.

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

----------------------------

                                                                                         Fiscal Year
                                                                                         -----------

                                                                  1994          1995 (7)      1996            1997          1998
                                                                  ----          ----          ----            ----          ----
STATEMENT OF OPERATIONS DATA:
   Net sales                                                   $ 216,893     $ 263,256     $ 204,042       $ 214,148     $ 213,609
   Cost of goods sold                                            137,440       180,928       134,524         138,075       135,784
                                                               ---------     ---------     ---------       ---------     ---------
     Gross profit                                                 79,453        82,328        69,518          76,073        77,825
   Selling, general and administrative
     expenses (1)                                                 70,264       100,753        65,982          65,820        66,760
   Restructuring charges                                            --          19,249          --              --            --
                                                               ---------     ---------     ---------       ---------     ---------
     Income (loss) from operations                                 9,189       (37,674)        3,536          10,253        11,064
   Reorganization items, net                                        --            --           8,848           6,769          --
   Interest expense and other income, net                          2,233         4,211           499           7,786         3,280
                                                               ---------     ---------     ---------       ---------     ---------
   Income (loss) before income taxes and                           6,956       (41,885)       (5,811)         (4,302)        7,784
     extraordinary item
   Income tax provision (benefit)                                  2,348        (6,201)         --              --           2,883
                                                               ---------     ---------     ---------       ---------     ---------
   Income (loss) before extraordinary item                         4,608       (35,684)       (5,811)         (4,302)        4,901
   Extraordinary item, net of income tax benefit                    --            --            --              --             658
                                                               ---------     ---------     ---------       ---------     ---------
   Net income (loss)                                           $   4,608     $ (35,684)    $  (5,811)      $  (4,302)    $   4,243
                                                               =========     =========     =========       =========     =========
   Earnings (loss) per share:
   Income (loss) before extraordinary item (8)                 $    0.43     $   (3.29)    $   (0.54)      $   (0.39)    $    0.18
   Extraordinary item, net (8)                                      --            --            --              --           (0.02)
                                                               =========     =========     =========       =========     =========
   Earnings (loss) per share                                   $    0.43     $   (3.29)    $   (0.54)      $   (0.39)    $    0.16
                                                               =========     =========     =========       =========     =========
   Weighted average shares outstanding                            10,819        10,847        10,861          11,063        27,013
   Earnings (loss) per share assuming dilution:
   Income (loss) before extraordinary item                     $    0.42     $   (3.29)    $   (0.54)      $   (0.39)    $    0.18
   Extraordinary item, net                                          --            --            --              --           (0.02)
                                                               =========     =========     =========       =========     =========
   Earnings (loss) per share assuming dilution                 $    0.42     $   (3.29)    $   (0.54)      $   (0.39)    $    0.16
                                                               =========     =========     =========       =========     =========
   Weighted average shares assuming dilution                      10,882        10,847        10,861          11,063        27,013

BALANCE SHEET DATA (AT END OF PERIOD):
   Working capital                                             $  29,119     $  44,784     $  49,528       $  26,292     $  31,927
   Total assets                                                  121,122        98,203        95,397          87,164        78,974
   Long-term debt and capitalized leases                          19,371         5,478         3,661          14,432         9,983
   Liabilities subject to settlement                                --          61,887        63,368           8,988          --
   Shareholders' equity                                           56,512        21,066        15,255          46,800        52,694

OPERATING DATA:
   Net sales per square foot of selling space (2)              $     439     $     421     $     421       $     451     $     450
   Increase (decrease) in comparable store
    sales (3)                                                       (0.3)%        (1.5)%        (7.8)%           7.0%         (0.3)%
   Average sales per store (in thousands) (4)                  $   8,354     $   8,110     $   8,008       $   8,566     $   8,544

NUMBER OF SUPERSTORES (5):
   Open at beginning of period                                        21            28            35              25            25
   Opened during period                                                7             7          --              --            --
   Closed during period                                             --            --              10(6)         --            --
   Open at end of period                                              28            35            25              25            25

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages which the items in the Company's Statements of Operations bear to net sales.

                                                                              Fiscal Year
                                                                              -----------

                                                                  1996            1997            1998
                                                                  ----            ----            ----
Net sales                                                         100.0%          100.0%          100.0%
Cost of goods sold                                                 65.9            64.5            63.6
                                                               -----------     -----------     ------------
Gross profit                                                       34.1            35.5            36.4
Selling, general and administrative expenses                       32.3            30.7            31.3
                                                               -----------     -----------     ------------
Income from operations                                              1.8             4.8             5.1
Reorganization items, net                                           4.3             3.2             -
Interest expense and other (income) expense, net                     .3             3.6             1.5
                                                               -----------     -----------     ------------
Income (loss) before income taxes and extraordinary item           (2.8)           (2.0)            3.6
Income tax provision                                                 -               -              1.3
                                                               -----------     -----------     ------------
Income (loss) before extraordinary item                            (2.8)%         (2.0)%            2.3
Extraordinary item, net of income tax benefit                         -              -              0.3
                                                               -----------     -----------    -------------
Net income (loss)                                                  (2.8)%         (2.0)%           2.0%
                                                               ===========     ===========    =============


FISCAL YEARS 1998 AND 1997

     Net Sales. Net sales were $213,608,600 in fiscal 1998, a decrease of $539,400 or 0.3% from net sales of $214,148,000 in fiscal 1997. The sales decrease was due in part to a $434,500 decrease in sales from licensed shoe departments. Additionally, the Company has reduced its semi-annual clearance event. In fiscal 1998 the Company shortened its fall clearance event by two weeks as compared to fiscal 1997. The Company operated 25 superstores at January 31, 1998, and January 30, 1999, respectively.

     Gross Profit. Gross profit as a percentage of net sales increased to 36.4% in fiscal 1998 from 35.5% in fiscal 1997. The increase in gross profit was attributable to a reduction in the promotional activities and markdowns from those used in fiscal 1997 related to the marketing of the Today's Man proprietary card. Additionally, the Company has moved a significant portion of its inventory to a replenishment program which allows for more timely receipt of merchandise and therefore fewer markdowns. In fiscal 1998, approximately 48% of sales were made through replenishment programs as compared to 35% in fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.4% or $940,500 from $65,819,800 in fiscal 1997 to $66,760,300 in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased from 30.7% in fiscal 1997 to 31.3% in fiscal 1998. The increase in expenses was primarily due to an additional $1,100,000 in planned advertising costs associated with the relationship marketing campaign. In addition to the relationship marketing, the cost of administering the Today's Rewards Program increased by approximately $450,000 due to increased utilization of the card and a higher number of payouts under the program. Offsetting these increases was a decrease in amortization expense of approximately $500,000 related to the decrease in assets under capital leases and bank issuance costs. Store payroll, occupancy, and advertising costs increased by $847,100 in fiscal 1998 as compared to the same period in fiscal 1997, and represented 19.5% of net sales in fiscal 1998 as compared to 19.1% of net sales in fiscal 1997.

     Reorganization Items, Net. Reorganization items in fiscal 1997 consisted of legal and accounting fees incurred in the administration of the Chapter 11 proceedings offset by interest income earned during the period. No reorganization items were incurred in fiscal 1998.

     Interest Expense, Interest Income and Other (Income) Expense, Net. Interest expense, interest income and other (income) expense, net, decreased by $4,505,700 in fiscal 1998 from fiscal 1997. This decrease is a result of the charge taken in the third quarter of fiscal 1997 of $7,264,000 related to the Company's Plan of Reorganization. In fiscal 1998, the Company recognized $1,045,000 in charges for the early termination of its revolving credit facility and term loan with Foothill Capital Corporation, which the Company recorded as an extraordinary item.

     Income Tax Expense. In fiscal 1998 the Company recorded a provision for income taxes of $2,495,900. This provision is fully offset by the Company's net operating loss carryforwards. The Company had a net loss in fiscal 1997 and therefore recorded no tax provision.

     Extraordinary Item. In December 1998, the Company refinanced its revolving credit facility and term loan from Foothill Capital with a new revolving credit facility with Mellon Bank, N.A. As a result of this refinancing, the company incurred a prepayment penalty of approximately $720,000 and wrote off approximately $640,000 of unamortized debt issuance costs. These amounts were offset by approximately $315,000 in accrued debt discount and related liabilities and approximately $387,000 in income tax benefits related to this extraordinary item.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary historic source of working capital is cash flow from operations. The recent bankruptcy proceedings have distorted the presentation of the historic sources of working capital by allowing the Company to accumulate cash without paying its pre-petition obligations. The Company had working capital of $49,527,600, $26,291,900 and $31,927,200 at the end of fiscal 1996,
1997 and 1998, respectively. The fiscal 1997 decrease in working capital was a result of the Company's emergence from Chapter 11 and the payment of pre-petition obligations pursuant to the Reorganization Plan. See Item 1. "Business." Historically, the Company's working capital is at its lowest level in the first and third quarters and increases in the second and fourth quarters during the peak selling seasons. The Company measures its inventory turnover by dividing net sales by the retail value of the inventory averaged over 12 months. Inventory turnover was 3.22 times, 3.05 times and 2.81 times in fiscal 1996, 1997 and 1998, respectively.

     Net cash provided by (used in) operating activities amounted to $24,362,100, ($45,080,000) and $11,098,200 in fiscal 1996, 1997 and 1998, respectively. These amounts primarily represent net income plus depreciation, amortization and other changes in operating assets and liabilities. The large use of cash in fiscal 1997 was primarily due to the payment of approximately $42,329,700 of liabilities subject to settlement in the Company's Chapter 11 proceedings. Without such payment, operating activities would have used net cash of $2,770,800. In fiscal 1998 the Company used approximately $11,005,500 to fund additional liabilities subject to settlement.

     Net cash used in investing activities for existing stores and new systems amounted to $1,424,200, $1,326,600 and $4,552,900 in fiscal 1996, 1997 and 1998, respectively. The increase in fiscal 1998 from 1997 represents the capital expenditures related to the Company's new merchandising system and general ledger program.

     Net cash provided by (used in) financing activities amounted to ($1,397,300), $23,700,100 and ($5,847,300) in fiscal 1996, 1997 and 1998, respectively. The increase in fiscal 1997 represents the proceeds from the Company's equity offering and the proceeds from the term loan, two of the funding sources used to fund the Plan of Reorganization.

     On December 31, 1997, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation ("Foothill"), individually and as agent. The Loan and Security Agreement provided for a $12.5 million term loan and a $30.0 million revolving credit facility. The Company granted Foothill Capital Corporation a lien on its tangible and intangible assets to secure this term loan and revolving credit facility. Proceeds from these loans were used to fund a portion of the Company's Plan of Reorganization. There were no outstanding borrowings under the Foothill revolving credit facility at January 31, 1998. The Company had approximately $6,600,000 in outstanding letters of credit at January 31, 1998.

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

     The Mellon revolving credit facility bears interest at the option of the Company at prime (7.75% at January 30, 1999) or LIBOR (5.03% at January 30,
1999) plus a margin ranging from 1.75% to 3.25% depending upon the Company's EBITDA. This facility has a term of five years and includes a $20.0 million sublimit for letter of credit advances. Availability under the revolver is based on a formula of inventory and credit card receivables, less applicable reserves.

     The Mellon Loan and Security Agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth and fixed charge coverage ratios, and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. The Company was in compliance with all covenants as of and for the year ended January 30, 1999. In April 1999 the Company and Mellon amended the Loan Agreement to allow for the inclusion of participant lenders and to modify certain other provisions.

     The Company believes that the sources of capital above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 1999.

YEAR 2000 COMPLIANCE

     The Company is conducting a comprehensive review of its information technology and non information technological systems to determine which systems will require modification to enable proper processing of transactions related to the year 2000 and beyond. The primary information systems upon which the Company relies for its daily operations are the point of sale register systems, its merchandising system and its general ledger accounting system. The Company has completed testing of its point of sale and existing general ledger system and concluded that these systems are capable of processing transactions in the year 2000 and beyond. The Company's merchandising system will require remediation that is estimated to cost less than $250,000. A further and complete analysis of the Company's internal systems has indicated that despite the systems' ability to properly process transactions related to the year 2000 and beyond the Company's overall operations would be better served by replacing the existing general ledger and merchandising systems. As of January 30, 1999, the Company has completed the installation of its new general ledger system. The Company's new merchandising system has been warranted to be Year 2000 compliant system by the supplier and management believes that it will be fully installed, tested and functioning by the end of the second quarter of Fiscal 1999. The Company estimates that it will spend an additional $1.0 million and $2.0 million of budgeted funds through the end of the fiscal year ending January 30, 2000 ("Fiscal 1999") to replace its existing merchandise, and financial accounting systems. Included in the capital expenditures for the fiscal year ended January 30, 1999 is approximately $3.5 million of new system costs. One of the primary requirements imposed by the Company on its new systems vendors is certification of year 2000 compliance and compatibility. The costs for new systems will be capitalized and depreciated, to the extent permitted by Generally Accepted Accounting Principles, in accordance with the Company's fixed asset policy.

     In an effort to determine and ensure that there would be no material and adverse impact on the results of the Company's operations caused by non informational technological systems, an internal committee was developed using a cross section of all disciplines within the Company. All of the Company's vendors and suppliers were polled and asked to evaluate and confirm their abilities to process transactions in the year 2000 and beyond. This committee, which reports directly to the Company's Chief Financial Officer, is currently evaluating responses from vendors and has preliminarily identified all mission critical non information technological systems. These systems will be tested and contingency plans will be developed for those systems deemed to be non-compliant. It is the committee's intention to complete its testing and contingency planning before September 30, 1999 as of April 23, 1999 no contingency plans have been developed.. If the Company's present efforts to address year 2000 compliance issues are not successful, or if the systems of its suppliers are not complaint, the Company may be unable to engage in normal business activities for a period of time after January 1, 2000. As a result the Company would be unable to recognize income. The Company also may lose existing or potential clients and its reputation and in the industry might be damaged.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal 2000. The Company expects to adopt the new Statement effective January 30, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

     In March, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computers Software Developed or Obtained for Internal Use." The Company followed the SOP in accounting for the costs of computer software obtained for internal use during 1998. SOP 98-1 is consistent with the Company's prior accounting policies in all material respects.

QUASI-REORGANIZATION

     As of January 31, 1998, the Company effected a quasi-reorganization through the application of $27,316,200 of its $74,115,700 Common Stock account to eliminate its retained deficit. The Company's Board of Directors authorized a quasi-reorganization given that the Company had completed its restructuring, obtained long-term financing and successfully emerged from bankruptcy. The Company's retained deficit was related to operations that resulted in the restructuring of the Company and losses incurred during the Chapter 11 proceeding and was not, in management's view, reflective of the Company's financial condition.

INFLATION

     The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

SEASONALITY AND QUARTERLY RESULTS

     The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the fourth fiscal quarter (which includes the Christmas selling season) and, to a lesser extent, during the second fiscal quarter. In addition, because the Company's cost of goods sold includes net alteration expense, the Company's gross profit as a percentage of net sales has historically been lower in the first and third fiscal quarters primarily as the result of a lower level of net sales being spread over fixed (primarily payroll) expenses related to tailoring operations. In addition, quarterly results can be affected by the timing of the opening of new stores. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

       The following table sets forth certain unaudited quarterly results of operations for fiscal 1998 and 1997.

                                                                              Fiscal Quarter Ended
                                                                              --------------------
                                                              May 2,          August 1,      October 31,       January 30,
FISCAL 1998:                                                   1998             1998           1998(1)            1999
                                                               ----             ----           -------            ----
                                                                  (In thousands, except per share amounts)
Net sales                                                     $46,253         $51,580         $ 48,270          $67,505
Cost of goods sold                                             29,455          33,685           29,334           43,309
                                                              -------         -------         --------          -------
    Gross profit                                               16,798          17,895           18,936           24,196
Selling, general and administrative expenses                   15,340          16,016           16,293           19,111
                                                              -------         -------         --------          -------
    Income from operations                                      1,458           1,879            2,642            5,085
Interest expense and other income, net                            757             775              768              981
                                                              -------         -------         --------          -------
Income before income taxes and extraordinary
    item                                                          701           1,104            1,874            4,105
Income tax provision (benefit)                                    260             409              693            1,521
                                                              -------         -------         --------          -------
Income before extraordinary item                                  441             696            1,181            2,584
Extraordinary item, net of income tax benefit                    --              --                658             --
                                                              -------         -------         --------          -------
    Net income                                                $   441         $   696         $    523          $ 2,584
                                                              =======         =======         ========          =======
Earnings per share:
    Before extraordinary item                                 $  0.02         $  0.03         $   0.04          $  0.10
    Extraordinary item                                           --              --              (0.02)            --
                                                              -------         -------         --------          -------
    Earnings per share                                        $  0.02         $  0.03         $   0.02          $  0.10
                                                              =======         =======         ========          =======
Weighted average shares outstanding                            26,911          26,915           26,915           27,014

Earnings per share assuming dilution:
    Before extraordinary item                                 $  0.02         $  0.03         $   0.04          $  0.10
    Extraordinary item                                           --              --              (0.02)            --
                                                              =======         =======         ========          =======
    Earnings per share assuming dilution                      $  0.02         $  0.03         $   0.02          $  0.10
                                                              =======         =======         ========          =======
    Weighted average shares outstanding
       assuming dilution                                       28,169          26,945           26,915           27,014



                                                                         Fiscal Quarter Ended

                                                               May 3,           August 2,    November 1,      January 31,
FISCAL 1997:                                                    1997             1997           1997            1998
                                                                ----             ----           ----            ----
                                                                  (In thousands, except per share amounts)

Net sales                                                      $43,929        $ 50,466         $ 48,457         $71,296
Cost of goods sold                                              27,998          32,466           30,618          46,993
                                                               -------        --------         --------         -------
     Gross profit                                               15,931          18,000           17,839          24,303
Selling, general and administrative expenses                    15,062          16,092           15,869          18,797
                                                               -------        --------         --------         -------
Income from operations                                             869           1,908            1,970           5,506
Reorganization items, net                                          654           1,268              973           3,874
Interest expense and other income, net                              57             (30)           7,266             493
                                                               -------        --------         --------         -------
     Income (loss) before income taxes                             158             670           (6,269)          1,139
Provision for income taxes                                        --              --               --              --
                                                               -------        --------         --------         -------
     Net income (loss)                                         $   158        $    670         $ (6,269)        $ 1,139
                                                               =======        ========         ========         =======
     Earnings (loss) per share                                 $  0.02        $   0.06         $  (0.57)        $  0.10
                                                               =======        ========         ========         =======
     Earnings (loss) per share assuming dilution               $  0.02        $   0.06         $  (0.57)        $  0.09
                                                               =======        ========         ========         =======
Weighted average shares outstanding                             10,861          10,861           10,861          11,677
Weighted average shares outstanding
assuming dilution                                               10,861          10,861           10,861          12,502


(1) Third quarter 1998 restated to reflect the reclassification of the extraordinary item related to the early termination of the Company's revolving credit facility. There is no difference between earnings per share and earnings per share assuming dilution in fiscal 1998 because the impact of common share equivalents is anti-dilutive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is a retail company doing business within the United States, its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the end of fiscal 1998, and it fluctuates with the lending bank's prime rate or LIBOR rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except for information concerning certain executive officers of the Company which is set forth in Item 4.1 hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

      Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

          1. List of Consolidated Financial Statements. The following consolidated financial statements and the notes thereto of Today's Man, Inc., which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-K.

               Consolidated Balance Sheets as of January 31, 1998 and January 30, 1999

               Consolidated Statements of Operations for the fiscal years ended February 1, 1997, January 31, 1998 and January 30, 1999

               Consolidated Statements of Shareholders' Equity for the fiscal years ended February 1, 1997, January 31, 1998 and January 30, 1999

               Consolidated Statements of Cash Flows for the fiscal years ended February 1, 1997, January 31, 1998 and January 30, 1999

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

     *10.11(4)  Form of Note and Stock Pledge Agreement for Executive Equity
                Plan tax loans

     10.12(8) License Agreement between the Company and Shoe Corporation of America.

     10.13(9) Order of the U.S. Bankruptcy Court dated May 22, 1996 approving the Employee Retention Plan.

     10.14(9) Order of the U.S. Bankruptcy Court dated July 25, 1996 approving the remaining provisions of the Employee Retention Plan.

     10.15(10)  Loan and Security Agreement with Foothill Capital Corporation

     10.16      Loan and Security Agreement with Mellon Bank, N.A.

     21.1(5)    Subsidiaries of the Registrant

     23.1       Consent of Ernst & Young LLP

     27.1       Financial Data Schedule

(b) Reports on Form 8-K

     None

--------------------------



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

     (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992 (Commission File No. 0-20234).

     (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 29, 1994 (Commission File No. 0-20234).

     (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995 (Commission File No. 0-20234).

     (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996 (Commission File No. 0-20234).

     (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997 (Commission File No. 0-20234).

     (10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 (Commission File No. 0-20234).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 1999.

                                              TODAY'S MAN, INC.


                                     By:  /s/ David Feld
                                          --------------------------------------
                                          David Feld
                                          Chairman  of the  Board,
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


         Signature                              Capacity                                      Date
         ---------                              --------                                      ----
/s/ David Feld                      Chairman of the Board, President and Chief          April 27, 1999
-----------------------------       Executive Officer (principal executive officer)
David Feld

/s/ Leonard Wasserman               Executive Vice President, Office of the President
-----------------------------       and Director
Leonard Wasserman                                                                       April 27, 1999

/s/ Larry Feld                      Vice President, Secretary and Director              April 27, 1999
-----------------------------
Larry Feld

/s/ Frank E. Johnson                Executive Vice President, Treasurer and             April 27, 1999
-----------------------------       Chief Financial Officer
Frank E. Johnson

/s/ Barry S. Pine                   Vice President, Controller and Chief Accounting     April 27, 1999
-----------------------------       Officer
Barry S. Pine

/s/ Ira Brind                       Director                                            April 27, 1999
-----------------------------
Ira Brind

/s/ Verna K. Gibson                 Director                                            April 27, 1999
-----------------------------
Verna K. Gibson

/s/ Bernard J. Korman               Director                                            April 27, 1999
-----------------------------
Bernard J. Korman

/s/ Randall L. Lambert              Director                                            April 27, 1999
-----------------------------
Randall L. Lambert


                                TODAY'S MAN, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Auditors.............................................. F-2

Consolidated Balance Sheets as of January 31, 1998 and January 30, 1999..... F-3

Consolidated Statements of Operations for the fiscal years ended
     February 1, 1997, January 31, 1998 and January 30, 1999................ F-4

Consolidated Statements of Shareholders' Equity for the fiscal years ended
     February 1, 1997, January 31, 1998 and January 30, 1999................ F-5

Consolidated Statements of Cash Flows for the fiscal years ended
     February 1, 1997, January 31, 1998 and January 30, 1999................ F-6

Notes to Consolidated Financial Statements.................................. F-7

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Today's Man, Inc.

We have audited the Consolidated Balance Sheets of Today's Man, Inc. as of January 30, 1999 and January 31, 1998, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Today's Man, Inc. at January 30, 1999 and January 31, 1998, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 17, 1999

                                            TODAY'S MAN, INC.
                                       CONSOLIDATED BALANCE SHEETS


                                                                                   January 31,      January 30,
                                                                                      1998             1999
                                                                                   -----------      -----------

                                                    ASSETS

Current assets:
     Cash and cash equivalents                                                     $   219,500    $ 1,181,100
     Cash equivalents restricted for pre-petition settlements                       11,005,500             --
     Due from credit card companies and other receivables, net of allowance
         for uncollectible accounts of $177,800 and $61,500                          2,136,400      1,535,300
     Inventory                                                                      34,652,100     34,636,600
     Prepaid expenses and other current assets                                       2,753,600      3,903,800
     Prepaid inventory purchases                                                     2,611,400      3,038,600
                                                                                   -----------   ------------
         Total current assets                                                       53,378,500     44,295,400

Property and equipment, less accumulated depreciation and amortization              31,574,100     32,664,900
Loans to shareholders                                                                  228,400        228,400
Rental deposits and other noncurrent assets                                          1,983,000      1,785,600
                                                                                   -----------   ------------
                                                                                   $87,164,000    $78,974,200
                                                                                   ===========    ===========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $ 7,670,800    $ 5,719,400
     Accrued expenses and other current liabilities                                  4,784,900      5,827,200
     Current maturities of capital lease obligations                                 1,226,600        821,600
     Current portion of term loan                                                    4,416,700             --
     Liabilities subject to settlement                                               8,987,600             --
                                                                                   -----------    -----------
         Total current liabilities                                                  27,086,600     12,368,200

Capital lease obligations, less current maturities                                   1,037,200        216,000
Deferred rent and other                                                              4,489,000      4,750,000
Obligation under revolving credit facility                                                  --      8,945,700
Term loan, less current maturities                                                   7,751,700             --
                                                                                   -----------    -----------
                                                                                    40,364,500     26,279,900

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued                     --             --
Common stock, no par value, 100,000,000 shares authorized, 27,274,588 and
     27,014,485 shares issued and outstanding at January 31, 1998 and January
     30, 1999 respectively, net of accumulated retained earnings (deficit) of
     $27,316,200 as of January 31, 1998                                             46,799,500     48,451,200
Retained earnings                                                                           --      4,243,100
                                                                                   -----------    -----------
Total shareholders' equity                                                          46,799,500     52,694,300
                                                                                   -----------   ------------
                                                                                   $87,164,000    $78,974,200
                                                                                   ===========    ===========

                                            See accompanying notes.

                                               TODAY'S MAN, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             For the Fiscal Years Ended
                                                                             --------------------------

                                                                    February 1,       January 31,      January 30,
                                                                        1997             1998             1999
                                                                        ----             ----             ----
                                                                    (52 weeks)        (52 weeks)       (52 weeks)

Net sales                                                          $ 204,042,400    $ 214,148,000    $ 213,608,600

Cost of goods sold                                                   134,524,200      138,075,100      135,784,100
                                                                   -------------    -------------    -------------

     Gross profit                                                     69,518,200       76,072,900       77,824,500

Selling, general and administrative expenses                          65,982,500       65,819,800       66,760,300
                                                                   -------------    -------------    -------------

     Income from operations                                            3,535,700       10,253,100       11,064,200

Reorganization items:

     Professional fees and other                                       4,341,100        7,865,000             --

     Asset write-offs and additional lease
        rejection claims, net                                          4,816,900             --               --

     Interest income                                                    (310,300)      (1,096,000)            --
                                                                   -------------    -------------    -------------

Net reorganization items                                               8,847,700        6,769,000             --

Interest expense (excludes contractual interest
     of $2,785,200 in fiscal 1996)                                       484,300        7,759,900        3,200,600

Other expense, net                                                        15,000           26,000           79,600
                                                                   -------------    -------------    -------------

     Income/(loss) before income taxes and
        extraordinary item                                            (5,811,300)      (4,301,800)       7,784,000

Provision for income taxes                                                  --               --          2,882,500
                                                                   -------------    -------------    -------------

Income (loss) before extraordinary item                               (5,811,300)      (4,301,800)       4,901,500

Extraordinary item, net of income
   tax benefit of $386,600                                                  --               --            658,400
                                                                   -------------    -------------    -------------

     Net income (loss)                                             $  (5,811,300)   $  (4,301,800)   $   4,243,100
                                                                   =============    =============    =============

Basic and diluted earnings
   per share before extraordinary item                             $       (0.54)   $       (0.39)   $        0.18

Basic and diluted earnings
   per share from extraordinary item                                        --               --              (0.02)
                                                                   -------------    -------------    -------------
Basic and diluted earnings per share                               $       (0.54)   $       (0.39)   $        0.16
                                                                   =============    =============    =============

Weighted average shares outstanding                                   10,861,005       11,063,275       27,013,125

                                         See accompanying notes

                                            TODAY'S MAN, INC.
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                        COMMON STOCK
                                                                                          RETAINED
                                                            NUMBER                        EARNINGS
                                                          OF SHARES        AMOUNT        (DEFICIT)
                                                          ---------        ------        ---------

Balances at February 3, 1996                              10,861,005    $ 38,269,100    $(17,203,100)

     Net loss                                                   --              --        (5,811,300)
                                                        ------------    ------------    ------------

Balances at February 1, 1997                              10,861,005      38,269,100     (23,014,400)

     Issuance of shares pursuant to rights offering        8,145,753      16,291,500            --

     Issuance of shares in settlement of pre-petition
         claims                                            8,257,280      19,524,800            --

     Issuance of shares to employees                          10,550          30,300            --

     Net loss                                                   --              --        (4,301,800)

     Quasi-reorganization as of January 31, 1998                --       (27,316,200)     27,316,200
                                                        ------------    ------------    ------------


Balances at January 31, 1998                              27,274,588      46,799,500            --

     Exercise of stock options                                   800           1,900            --

     Issuance of shares to employees                             820           2,400            --

     Benefit of net operating loss
         carryforwards                                          --         2,495,900            --

     Exercise of stock purchase warrants                       2,576           7,000            --

     Adjustment of shares due to final settlement of
         pre-petition claims                                (264,299)       (855,500)           --

     Net income                                                 --              --         4,243,100
                                                        ------------    ------------    ------------

Balances at January 30, 1999                              27,014,485    $ 48,451,200    $  4,243,100
                                                        ============    ============    ============


                                         See accompanying notes.

                                            TODAY'S MAN, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For the Fiscal Years Ended
                                                                           --------------------------

                                                                February 1,       January 31,       January 30,
                                                                    1997             1998              1999
                                                                    ----             ----              ----
Operating activities:
     Net income (loss)                                         $  (5,811,300)   $  (4,301,800)   $   4,243,100
     Adjustments  to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
         Depreciation expense                                      2,389,900        2,215,000        2,548,800
         Amortization expense                                      1,676,300        1,575,400          881,900
         Provision for uncollectible accounts receivable             562,000          142,300          183,700
         Accretion of debt discount                                     --             36,500             --
         Deferred rent and other                                     468,800          (91,300)        (567,200)
         Extraordinary item                                             --               --          1,045,000
         Charge in lieu of income taxes                                 --               --          2,882,500
     Changes in operating assets and liabilities:
         Restricted cash                                                --        (11,005,500)      11,005,500
         Decrease in receivables                                       5,000           20,700          417,400
         Decrease (increase) in inventory                          6,829,200       (6,015,500)          15,500
         Decrease in refundable income taxes                       6,016,000             --               --
         Decrease (increase) in prepaid expenses                   1,142,300          230,400         (749,200)
         (Decrease) increase in payables, accrued
           expenses and liabilities subject to settlement          4,155,200       12,085,500         (909,100)
         (Increase) decrease in other noncurrent assets            1,390,200         (310,000)        (431,600)
     Payment of liabilities subject to settlement                       --        (42,329,700)      (9,468,100)
     Charges due to reorganization activities:
         Reorganization costs                                      8,847,700        6,769,000             --
         Payment of reorganization costs                          (3,309,200)      (4,101,000)            --
                                                               -------------    -------------    -------------
     Total adjustments                                            30,173,400      (40,778,200)       6,855,100
                                                               -------------    -------------    -------------

Net cash provided by (used in) operating activities               24,362,100      (45,080,000)      11,098,200

Investing activities:
     Capital expenditures                                         (1,278,900)      (1,306,100)      (3,903,100)
     Fixtures and equipment in process                              (145,300)         (20,500)        (649,800)
                                                               -------------    -------------    -------------
Net cash used in investing activities                             (1,424,200)      (1,326,600)      (4,552,900)

Financing activities:
     Repayment of capital leases                                  (1,397,300)      (1,396,700)      (1,226,200)
     Proceeds from exercise of stock options and common
        stock purchase warrants                                         --               --             11,300
     Proceeds from sale of common stock                                 --         12,964,900             --
     Proceeds from term loan                                            --         12,500,000             --
     Borrowings under revolving credit facility                         --          3,972,000       97,837,100
     Repayment of term loan and revolving credit facility               --         (4,340,100)    (102,469,500)
                                                               -------------    -------------    -------------
Net cash provided by (used in) financing activities               (1,397,300)      23,700,100       (5,847,300)

Net increase (decrease) in cash and cash equivalents              21,540,600      (22,706,500)         961,600
Cash and cash equivalents at beginning of year                     1,385,400       22,926,000          219,500
                                                               -------------    -------------    -------------
Cash and cash equivalents at end of year                       $  22,926,000    $     219,500    $   1,181,100
                                                               =============    =============    =============

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

     Pursuant to the Reorganization Plan, the Company paid an aggregate of $51.0 million and issued 9,656,269 shares of Common Stock to its creditors in settlement of $73.3 million of outstanding indebtedness, including post-petition interest. Under the Reorganization Plan, holders of the Company's Common Stock received for each share of old Common Stock: (1) one share of new Common Stock and (2) 0.5 of a Common Stock Purchase Warrant ("Warrant"). Each whole Warrant entitles the holder to purchase one share of New Common Stock at an exercise price of $2.70 per share at any time on or before December 31, 1999. At January 30, 1999 approximately $1,100,000 remained to be distributed; these amounts were distributed in April 1999. A total of 5,430,503 Warrants were issued to the Company's pre-reorganization shareholders.

2.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     The Company operates menswear superstores specializing in tailored clothing, furnishings and accessories and sportswear. The Company also offers footwear through licensed shoe departments. The superstores are located in the Greater Philadelphia, Washington, D.C. and New York Markets.

     BASIS OF PRESENTATION

     As of January 30, 1998, the Company effected a quasi-reorganization through the application of $27,316,200 of its $74,115,700 Common Stock account to eliminate its retained deficit. The Company's Board of Directors decided to effect a quasi-reorganization given that the Company had completed its restructuring, obtained long-term financing and successfully emerged from bankruptcy. The Company's retained deficit was related to operations that resulted in the restructuring of the Company and losses incurred during the Chapter 11 proceeding and was not, in management's view, reflective of the Company's financial condition.

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

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the assets, ranging from 3-22 years, or the terms of applicable leases, if shorter and accelerated methods for tax purposes.

     CASH AND CASH EQUIVALENTS

     For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company held $11,005,500 of such investments at January 31, 1998. These investments are stated at cost which approximates market. The $11,005,500 at January 31, 1998 has been designated as restricted cash, set aside for the settlement of pre-petition obligations. The Company held no such investments as of January 30, 1999.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions are eliminated. The Company operates on a 52-53 week with fiscal year end being the Saturday closest to January 31.

     EARNINGS (LOSS) PER COMMON SHARE

     Earnings per share is calculated following Financial Accounting Standards Board issued Statement No. 128 Earnings per Share. Statement 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of outstanding stock options whereas diluted earnings per share include the effect of such items. There is no difference between basic and diluted earnings per share because the effect of the Company's common share equivalents would be anti-dilutive.

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

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     ADVERTISING

     The Company utilizes both broadcast and print advertising and expenses related costs as incurred. Advertising expense was $11,066,000, $11,198,500 and $12,246,000 for the fiscal years 1996, 1997 and 1998, respectively.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal 2000. The Company expects to adopt the new Statement effective January 30, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

     In March, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computers Software Developed or Obtained for Internal Use." The Company followed the SOP in accounting for the costs of computer software obtained for internal use during 1998. SOP 98-1 is consistent with the Company's prior accounting policies in all material aspects.

3.   PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                             January 31,      January 30,
                                                               1998             1999
                                                               ----             ----

Furniture, fixtures and signs                                $  5,005,000    $  5,083,400
Leasehold improvements                                         32,586,300      32,765,500
Data processing equipment                                       1,911,900       5,048,200
Fixtures and equipment under capital leases                     7,122,700       5,963,600
Fixtures and equipment in process                                  20,500         649,800
                                                             ------------    ------------
       Gross property and equipment                            46,640,000      49,510,500
Accumulated depreciation                                      (11,405,600)    (13,443,600)
Accumulated amortization of equipment under capital leases     (3,666,700)     (3,402,000)
                                                             ------------    ------------
       Net property and equipment                            $ 31,574,100    $ 32,664,900
                                                             ============    ============

     Property and equipment accounts and their associated accumulated depreciation accounts are reduced to "0" when the asset's useful life has expired. Depreciation and amortization expense related to property and equipment was $3,329,700, $3,258,500 and $3,441,700 for fiscal years 1996, 1997 and 1998, respectively. Fixtures and equipment in process includes items for new systems, equipment, and stores which as of the respective financial statement date have not been placed into service.

4.   BARTER CREDITS

     At February 3, 1996, rental deposits and other noncurrent assets included $4,600,000 relating to trade credits received by the Company in exchange for merchandise sold to a barter agency. These credits may be used by the Company for the purchase of various merchandise and services through September 1999. The Company has determined that the Chapter 11 proceedings and the inherent business environment significantly limit its ability to use the credits. These limitations included, but are not limited to, reluctance on the part of vendors to accept such credits; the curtailment of the Company's previous growth strategy and a significant reduction in advertising expenditures. The Company wrote off the $4,600,000 in the fourth quarter of fiscal 1996. The charge was included as a component of the reorganization items in the accompanying Consolidated Statement of Operations for fiscal 1996.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   RELATED PARTY TRANSACTIONS

     Certain of the Company's superstores and its executive offices and distribution center are leased from the Company's Chairman, President and Chief Executive Officer (CEO). Rent expense on these locations was $2,053,500, $1,702,400 and $1,789,400 for the fiscal years ended February 3, 1996, January 31, 1998 and January 30, 1999, respectively. Pursuant to the Company's Plan of Reorganization, the Company's CEO was paid approximately $900,000 in settlement of pre-petition obligations arising from leases with the Company. In addition, the CEO received a $3.3 million credit to be used towards the purchase of stock in the equity offering and 938,190 additional shares of common stock in satisfaction of his $5.0 million subordinated loan and accrued interest.

     Included in the schedule of operating lease commitments in Note 7 are required payments on leases with the Company's CEO for its principal offices and distribution center as well as certain stores, totaling $1,708,000 for each of the next five years and $8,591,900 thereafter. Certain of the leases require increasing payments based upon changes in the Consumer Price Index.

     In May 1995, the Company's CEO acquired a manufacturing facility. Purchases by the Company from this facility were approximately $3,642,300 for the fiscal year ended February 1, 1997. The facility was sold in January 1997. See Notes 7 and 8 for discussions of additional related party transactions.

6.   DEBT

     As more completely described in Note 1, all amounts outstanding under the Company's pre-petition debt facilities were satisfied pursuant to the Company's Plan of Reorganization, including claims for post-petition interest. Upon satisfaction of the obligations, any and all liens were removed by the pre-petition debt holders.

     On December 31, 1997, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation ("Foothill"), individually and as agent. The Loan and Security Agreement provided for a $12.5 million term loan and a $30.0 million revolving credit facility. The Company granted Foothill Capital Corporation a lien on its tangible and intangible assets to secure this term loan and revolving credit facility. Proceeds from these loans were used to fund a portion of the Company's Plan of Reorganization. There were no outstanding borrowings under the Foothill revolving credit facility at January 31, 1998. The Company had approximately $6,600,000 in outstanding letters of credit at January 31, 1998.

     On December 4, 1998, the Company entered into a Loan and Security Agreement with Mellon Bank, N.A., ("Mellon") individually and as agent. The Loan and Security Agreement provides for a $45.0 million revolving credit facility. The Company has granted Mellon a lien on its tangible and intangible assets to secure this revolving credit facility. Proceeds from this loan were used to refinance the Company's previous revolving credit facility and term loan from Foothill. As a result of this refinancing, the company incurred a prepayment penalty of approximately $720,000 and wrote off approximately $640,000 of unamortized debt issuance costs. These amounts were offset by approximately $315,000 in accrued debt discount and related liabilities and approximately $387,000 in income tax benefits related to this extraordinary item.

     The Mellon revolving credit facility bears interest at the option of the Company at prime (7.75% at January 30, 1999) or LIBOR (5.03% at January 30,
1999) plus a margin ranging from 1.75% to 3.25% depending upon the Company's EBITDA, has a term of five years and includes a $20.0 million sublimit for letter of credit advances. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves.

     The Mellon Loan and Security Agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth and fixed charge coverage ratios, and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. The Company was in compliance with all covenants as of and for the year ended January 30, 1999. In April 1999 the Company and Mellon amended the Loan Agreement to allow for the inclusion of participant lenders and to modify certain other provisions.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.   COMMITMENTS AND CONTINGENCIES

     The Company leases its stores and distribution center under non-cancelable operating leases. Several stores and the Company's distribution center are leased from the Company's principal shareholder. (See Note 5.) In addition, certain equipment leases are classified as capital leases. The following is a schedule by year of the future minimum lease payments for leases with initial terms in excess of one year at January 30, 1999:



                                                      Capital       Operating
                                                       Leases         Leases
                                                     ----------    ------------
1999                                                 $  884,000    $12,567,300
2000                                                    209,400     12,450,300
2001                                                         --     11,722,600
2002                                                         --     10,548,200
2003                                                         --      9,517,000
Thereafter                                                   --     28,627,100
                                                     ----------    -----------
Total minimum lease payments                          1,093,400    $85,432,500
                                                                   ===========
Less:
     Amounts representing interest                       55,800
                                                     ----------
     Present value of net minimum lease payments     $1,037,600
                                                     ==========

     Total rent expense for the fiscal years ended February 1, 1997, January 31, 1998 and January 30, 1999 was, $12,593,900, $11,825,000 and $12,087,100
respectively.

     The distribution center lease provides for payment of direct operating costs including real estate taxes. Certain store leases provide for increases in rentals when sales exceed specified levels. To date, no such payments have been required.

     Certain store leases provide for predetermined escalations in future minimum annual rentals. The pro rata portion of future minimum rent escalations, amounting to $3,050,400 and $3,135,400 at January 31, 1998 and January 30, 1999
respectively, has been included in Deferred rent and other in the accompanying Consolidated Balance Sheet.

     The Company is involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company. The Company maintains general liability insurance coverage in amounts deemed adequate by management.

8.   PROFIT SHARING PLAN

     The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer up to 6% of their income on a pretax basis through contributions to the plan. Under the provisions of the plan, the Company matches 40% of the employees' contributions subject to a maximum limit.

     The charge to operations for Company contributions was $266,800, $279,000 and $287,600 for the years ended, February 1, 1997, January 31, 1998 and January 30, 1999, respectively.

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

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                      For the Fiscal Years Ended

                             February 1,      January 31,      January 30,
                                 1997            1998             1999
                                 ----            ----             ----

Interest paid                 $452,400        $7,723,400        $3,367,600

Noncash investing and
    financing activities:

Settlement of pre-petition
    obligations  through
    issuance of shares of
    Common Stock and credit
    for stock rights          $     --       $22,845,900        $       --

10.  INCOME TAXES

     In light of the net operating loss position in fiscal 1996 and 1997 the Company did not record an income tax benefit. The fiscal 1998 tax provision consists of a charge in lieu of federal income taxes of $2,322,300 and state income taxes of $173,600 resulting from the benefit of NOL carryforwards existing at the date of the quasi-reorganization.

     A reconciliation of the effective tax rate with the statutory federal income tax rate follows:


                                                                  For the Fiscal Years Ended

                                                         February 1,       January 31,        January 30,
                                                            1997              1998              1999
                                                            ----              ----              ----
Statutory federal income tax rate                             34.0%             34.0%              34.0%
State income tax, net of federal income tax effects             --                --                 --
Effect of permanent differences                              (28.6)            (18.3)               0.5
Federal income tax valuation allowance                        (6.7)            (15.7)                --
Other                                                          1.3                --                 --
Quasi reorganization equity accounting                          --                --                2.5
                                                       ---------------   ---------------    --------------
                                                                -- %              -- %             37.0%
                                                       ===============   ===============    ==============

     The components of the deferred tax assets and liabilities are as follows:


                                                        January 31,      January 30,
                                                           1998             1999
                                                           ----             ----
Deferred tax assets:
    Accrued liabilities                                $  3,112,700    $     88,100
    Inventory                                               429,200         434,500
    Net operating loss carryforward                       8,093,400       9,220,100
    AMT credit carryforward                                 394,300         394,300
    Leases                                                1,238,500       1,273,000
    Bad debts                                                72,200          25,000
    Other                                                    49,000          49,700
                                                       ------------    ------------
Total deferred tax assets                                13,389,300      11,484,700
Less:  deferred tax valuation allowance                 (11,522,500)    (10,270,100)
                                                       ------------    ------------
Net deferred tax assets                                   1,866,800       1,214,600
                                                       ------------    ------------

Deferred tax liabilities:
    Property and equipment, including capital leases      1,215,700         678,200
    Other                                                 1,051,100         936,400
                                                       ------------    ------------
                                                          2,266,800       1,614,600
                                                       ------------    ------------
Net deferred tax liability                             $    400,000    $    400,000
                                                       ============    ============

     The valuation allowance against deferred tax assets decreased by $1,252,400 in fiscal 1998 due to the decrease in net deferred tax assets.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     As a result of the Company's quasi-reorganization (see Note 2), the Company has recorded a charge in lieu of income taxes which represents the federal and state taxes that are eliminated by the utilization of tax benefits existing at the quasi-reorganization date, and result in an increase to contributed capital. As of January 31, 1999, the Company has remaining $10,588,000 of tax attributes that will be credited to additional paid in capital when realized.

     At January 31, 1999, the Company had available for carryforward net operating losses (for federal tax purposes) of $19,614,000 and a minimum tax credit carryover of $394,000. The NOL carryforwards expire in 2011 through 2018; the minimum tax credits can be carried forward indefinitely. Additionally, at January 31, 1999, the Company had available carryforward losses for state tax purposes in the states in which the Company does business. These deferred tax assets are fully offset by the valuation allowance.

11.  STOCK OPTION PLANS

     Pursuant to the Plan of Reorganization: (i) the existing employee and director stock option plan and all existing options thereunder were canceled and
(ii) the Management Stock Option Plan ("Management Plan") was adopted. At January 30, 1999, the Company had outstanding options to purchase an aggregate of 1,997,500 shares of Common Stock under the Management Stock Option Plan. The following tables summarize activity in fiscal 1996, fiscal 1997 and fiscal 1998.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                              Number of Shares Under Option              Exercise Price Per Share
                                              -----------------------------              ------------------------

                                        Employee         Director
                                         Stock             Stock
                                      Option Plan       Option Plan         Total
                                      -------------    --------------   -------------
Outstanding at February 3, 1996           560,450          30,000           590,450          $  7.50  -   $ 18.75

Options issued                                 --          30,000            30,000                       $  1.69
Options canceled                         (226,900)             --          (226,900)         $  7.50  -   $ 18.75
Exercised                                      --              --                --
                                      -------------    --------------    -------------     ----------------------

Outstanding at February 1, 1997           333,550          60,000           393,550          $  1.69  -   $ 15.75

Options canceled                         (333,550)        (60,000)         (393,550)         $  1.69  -   $ 15.75
                                      -------------    --------------    -------------

Outstanding at January 31, 1998                --              --                --
                                      =============    ==============    =============


                   Management Stock Option Plan (A)


                                             Number of            Exercise
                                           Shares Under          Price Per
                                              Option               Share
                                          --------------      ---------------
Outstanding at February 1, 1997                    --                   --

Options issued December 31, 1997            2,247,500                $2.38

Exercised                                          --                   --
                                          --------------      ---------------

Outstanding at January 31, 1998             2,247,500                $2.38

Options issued                                 44,000                $2.38

Options cancelled                            (293,200)               $2.38

Exercised                                        (800)               $2.38
                                          --------------      ---------------

Outstanding at January 30, 1999             1,997,500                $2.38
                                          ==============      ===============

Exercisable at January 30, 1999             1,191,300                $2.38
                                          ==============      ===============


(A) Options to purchase an aggregate of 2,450,000 shares of Common Stock may be granted pursuant to this plan. Options are granted at the fair market value at the date of grant. At January 30, 1999, 451,700 shares were available for grant. The unexercisable options issued vest over three years. All options issued expire ten years from the date of grant.

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

                                TODAY'S MAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pro-forma information regarding net income and earnings per share is required because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options and has been determined as if the Company had accounted for its employee stock options issued under the Management Plan under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                              1997          1998
                                                              ----          ----
Risk-free interest rate                                       6.0%         6.0%
Dividend yield                                                 0%           0%
Volatility factor of the expected market price of the         0.72         0.702
    Company's common stock
Weighted average expected life of the options                 5            5

     Fair Value of options issued was $1.52 and $1.36 as of January 31, 1998 and January 30, 1999, respectively.

     For purposes of pro-forma disclosure, the estimated fair value of the options issued as part of the Management Plan is amortized to expense in accordance with the options vesting period. The Company's pro-forma information is as follows:

                                                        1997         1998
                                                        ----         ----
Pro-Forma net income (loss)                         ($4,364,400)  $3,672,600
Pro-Forma earnings per share:
Basic and diluted                                      ($0.39)       $0.14
                                                       =======       =====

DIRECTORS                                                         CORPORATE OFFICES
IRA BRIND                                                         835 Lancer Drive
President, Brind-Lindsay & Co. Inc.                               Moorestown, New Jersey 08057
                                                                  Telephone:  (609) 235-5656
VERNA GIBSON
Partner, Retail Options, Inc.                                     INDEPENDENT AUDITORS
                                                                  Ernst & Young LLP
BERNARD J. KORMAN                                                 Two Commerce Square
Chairman of the Board, Philadelphia Health Care Trust             2001 Market Street
                                                                  Philadelphia, Pennsylvania
DAVID FELD
Chairman of the Board, President and Chief Executive Officer      COUNSEL
Today's Man, Inc.                                                 Blank Rome Comisky & McCauley LLP
                                                                  One Logan Square
LEONARD WASSERMAN                                                 Philadelphia, Pennsylvania
19103-6998
Executive Vice President, Office of the President
Today's Man, Inc.                                                 TRANSFER AGENT AND REGISTRAR
                                                                  StockTrans, Inc.
LARRY FELD                                                        Seven East Lancaster Avenue
Vice President, Store Development and Secretary                   Ardmore, Pennsylvania 19003
Today's Man, Inc.

RANDALL L. LAMBERT
Director, Chanin Kirkland Messina, LLC

EXECUTIVE OFFICERS
DAVID FELD
Chairman of the Board, President and Chief Executive Officer

LEONARD WASSERMAN
Executive Vice President, Office of the President

FRANK E. JOHNSON
Executive Vice President, Chief Financial Officer and
Treasurer

LARRY FELD
Vice President, Store Development and Secretary

BARRY PINE
Vice President and Controller
