Form 10-K/A
period 1999-01-30
TODAYS MAN INC
filed 1999-06-07
CIK 885546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A

(Mark One)

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended January 30, 1999
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's Telephone Number, Including Area Code (609) 235-5656
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

 Common Stock, no par value                       27,014,485
 --------------------------                       ----------
      (Title of Class)         (Number of Shares Outstanding as of May 24, 1999)

Common Stock Purchase Warrants                      5,427,927
------------------------------                      ---------
      (Title of Class)       (Number of Warrants Outstanding as of May 24, 1999)

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

                                Yes [ X ] No [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant is $23,574,839 (1).

     Documents incorporated by reference are listed in the Exhibit Index.

--------------------

(1) The aggregate dollar amount of the voting and non-voting common equity set forth equals the number of shares of and warrants for the Company's Common Stock outstanding, reduced by the amount of shares of and warrants for Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock and Warrants for Common Stock, multiplied by $1.44 and $0.25, the last reported sale price for the Company's Common Stock and Warrants on May 24, 1999. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

PURPOSE OF AMENDMENT

The registrant hereby amends the following items, financial statements exhibits or other portions of its Annual Report on Form 10-K for the Annual Period ended January 30, 1999, as set forth in the pages attached hereto.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 8.   Financial Statements and Supplementary Data (see page F-1)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages which the items in the Company's Statements of Operations bear to net sales.

                                                                              Fiscal Year
                                                                              -----------
                                                                  1996            1997            1998
                                                                  ----            ----            ----

     Net sales                                                   100.0%          100.0%          100.0%
     Cost of goods sold                                           65.9            64.5            63.6
                                                              -----------     -----------      ----------
     Gross profit                                                 34.1            35.5            36.4
     Selling, general and administrative expenses                 32.3            30.7            31.3
                                                              -----------     -----------      ----------
     Income from operations                                        1.8             4.8             5.1
     Reorganization items, net                                     4.3             3.2              -
     Interest expense and other (income) expense, net               .3             3.6             1.5
                                                              -----------     -----------      ----------
     Income (loss) before income taxes and extraordinary item     (2.8)           (2.0)            3.6
     Income tax provision                                            -               -             1.3
                                                              -----------     -----------      ----------
     Income (loss) before extraordinary item                      (2.8)%          (2.0)%           2.3
     Extraordinary item, net of income tax benefit                   -               -             0.3
                                                              -----------     -----------     -----------
     Net income (loss)                                            (2.8)%          (2.0)%           2.0%
                                                              ===========     ===========     ===========


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

     Net cash provided by (used in) operating activities amounted to $24,362,100, ($45,080,000) and $11,330,300 in fiscal 1996, 1997 and 1998, respectively. These amounts primarily represent net income plus depreciation, amortization and other changes in operating assets and liabilities. The large use of cash in fiscal 1997 was primarily due to the payment of approximately $42,329,700 of liabilities subject to settlement in the Company's Chapter 11 proceedings. Without such payment, operating activities would have used net cash of $2,750,300. In fiscal 1998 the Company used approximately $11,005,500 to fund additional liabilities subject to settlement.

     Net cash used in investing activities for existing stores and new systems amounted to $1,424,200, $1,326,600 and $4,521,400 in fiscal 1996, 1997 and 1998, respectively. The increase in fiscal 1998 from 1997 represents the capital expenditures related to the Company's new merchandising system and general ledger program.

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

                                                                         Fiscal Quarter Ended
                                                                         --------------------
                                                      May 2,           August 1,         October 31,        January 30,
FISCAL 1998:                                           1998              1998              1998(1)              1999
                                                       ----              ----              -------              ----
                                                                (In thousands, except per share amounts)
Net sales                                           $  46,253          $  51,580         $  48,270           $  67,505
Cost of goods sold                                     29,455             33,685            29,334              43,309
                                                  ---------------    --------------    ----------------    ---------------
    Gross profit                                       16,798             17,895            18,936              24,196
Selling, general and administrative expenses           15,340             16,016            16,293              19,111
                                                  ---------------    --------------    ----------------    ---------------
    Income from operations                              1,458              1,879             2,642               5,085
Interest expense and other income, net                    757                775               768                 981
                                                  ---------------    --------------    ----------------    ---------------
Income before income taxes and
    extraordinary item                                    701              1,104             1,874               4,105
Income tax provision (benefit)                            260                409               693               1,521
                                                  ---------------    --------------    ----------------    ---------------
Income before extraordinary item                          441                696             1,181               2,584
Extraordinary item, net of income tax benefit               -                  -               658                   -
                                                  ---------------    --------------    ----------------    ---------------
    Net income                                      $     441          $     696         $     523           $   2,584
                                                  ===============    ==============    ================    ===============
Earnings per share:
    Before extraordinary item                       $    0.02          $    0.03         $    0.04           $    0.10
    Extraordinary item                                   -                  -                (0.02)               -
                                                  ---------------    --------------    ----------------    ---------------
    Earnings per share                              $    0.02          $    0.03         $    0.02           $    0.10
                                                  ===============    ==============    ================    ===============
Weighted average shares outstanding                    26,911             26,915            26,915              27,014

Earnings per share assuming dilution:
    Before extraordinary item                       $    0.02          $    0.03         $    0.04           $    0.10
    Extraordinary item                                   -                  -                (0.02)               -
                                                  ---------------    --------------    ----------------    ---------------
    Earnings per share assuming dilution            $    0.02          $    0.03         $    0.02           $    0.10
                                                  ===============    ==============    ================    ===============
    Weighted average shares outstanding
       assuming dilution                               28,169             26,945            26,915              27,014



                                                                         Fiscal Quarter Ended
                                                                         --------------------

                                                      May 3,           August 2,         November 1,        January 31,
FISCAL 1997:                                           1997              1997               1997                1998
                                                       ----              ----               ----                ----
                                                               (In thousands, except per share amounts)
Net sales                                           $  43,929          $   50,466         $ 48,457           $  71,296
Cost of goods sold                                     27,998              32,466           30,618              46,993
                                                  ---------------    --------------    ----------------    ---------------
     Gross profit                                      15,931              18,000           17,839              24,303
Selling, general and administrative expenses           15,062              16,092           15,869              18,797
                                                  ---------------    --------------    ----------------    ---------------
Income from operations                                    869               1,908            1,970               5,506
Reorganization items, net                                 654               1,268              973               3,874
Interest expense and other income, net                     57                 (30)           7,266                 493
                                                  ---------------    --------------    ----------------    ---------------
     Income (loss) before income taxes                    158                 670           (6,269)              1,139
Provision for income taxes                                  -                   -                -                   -
                                                  ---------------    --------------    ----------------    ---------------
     Net income (loss)                              $     158          $      670        $  (6,269)          $   1,139
                                                  ===============    ==============    ================    ===============
     Earnings (loss) per share                      $    0.02          $     0.06        $   (0.57)          $    0.10
                                                  ===============    ==============    ================    ===============
     Earnings (loss) per share assuming
        dilution                                    $    0.02          $     0.06        $   (0.57)          $    0.09
                                                  ===============    ==============    ================    ===============
Weighted average shares outstanding                    10,861              10,861           10,861              11,677
Weighted average shares outstanding
   assuming dilution                                   10,861              10,861           10,861              12,502

(1) Third quarter 1998 restated to reflect the reclassification of the extraordinary item related to the early termination of the Company's revolving credit facility.

There is no difference between earnings per share and earnings per share assuming dilution in fiscal 1998 because the impact of common share equivalents is anti-dilutive.

                                   SIGNATURES

The undersigned registrant hereby amends the following items, financial statements exhibits or other portions of its Annual Report on Form 10-K for the Annual Period ended January 30, 1999, as set forth in the pages attached hereto.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 8. Financial Statements and Supplementary Data (see page F-1)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TODAY'S MAN, INC.



                                By:  /s/ DAVID FELD
                                     ------------------------------------
                                     David Feld
                                     Chairman of the Board, President and Chief
                                     Executive Officer

                               TODAY'S MAN, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Report of Independent Auditors....................................................................F-2

Consolidated Balance Sheets as of January 31, 1998 and January 30, 1999...........................F-3

Consolidated Statements of Operations for the fiscal years ended
     February 1, 1997, January 31, 1998 and January 30, 1999......................................F-4

Consolidated Statements of Shareholders' Equity for the fiscal years ended
     February 1, 1997, January 31, 1998 and January 30, 1999......................................F-5

Consolidated Statements of Cash Flows for the fiscal years ended
     February 1, 1997, January 31, 1998 and January 30, 1999......................................F-6

Notes to Consolidated Financial Statements........................................................F-7

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



                                             /s/ ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 17, 1999

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      January 31,            January 30,
                                                                                          1998                  1999
                                                                                          ----                  ----
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                         $    219,500           $ 1,181,100
     Cash equivalents restricted for pre-petition settlements                            11,005,500                     -
     Due from credit card companies and other receivables, net of allowance
         for uncollectible accounts of $177,800 and $61,500                               2,136,400              1,535,300
     Inventory                                                                           34,652,100             34,636,600
     Prepaid expenses and other current assets                                            2,753,600              3,903,800
     Prepaid inventory purchases                                                          2,611,400              3,038,600
                                                                                   -------------------     ----------------
         Total current assets                                                            53,378,500             44,295,400

Property and equipment, less accumulated depreciation and amortization                   31,574,100            32,664,900
Loans to shareholders                                                                       228,400               228,400
Rental deposits and other noncurrent assets                                               1,983,000             1,785,500
                                                                                   -------------------     ----------------
                                                                                        $87,164,000           $78,974,200
                                                                                   ===================     ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                    $7,670,800           $  5,719,400
     Accrued expenses and other current liabilities                                       4,784,900              5,827,200
     Current maturities of capital lease obligations                                      1,226,600                821,600
     Current portion of term loan                                                         4,416,700                      -
     Liabilities subject to settlement                                                    8,987,600                      -
                                                                                   -------------------     ----------------
         Total current liabilities                                                       27,086,600             12,368,200

Capital lease obligations, less current maturities                                        1,037,200                216,000
Deferred rent and other                                                                   4,489,000              4,750,000
Obligation under revolving credit facility                                                        -              8,945,700
Term loan, less current maturities                                                        7,751,700                      -
                                                                                   -------------------     ----------------
                                                                                         40,364,500             26,279,900

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued                           -                      -
Common  stock,  no par  value,  100,000,000  shares  authorized,  27,274,588  and
     27,014,485 shares issued and outstanding at January 31, 1998 and January
     30, 1999 respectively, net of accumulated retained
     earnings (deficit) of $27,316,200 as of January 31, 1998                            46,799,500             48,451,200
Retained earnings                                                                                 -              4,243,100
                                                                                   -------------------     ----------------
Total shareholders' equity                                                               46,799,500             52,694,300
                                                                                   -------------------     ----------------
                                                                                        $87,164,000            $78,974,200
                                                                                   ===================     ================

                             See accompanying notes.

                               TODAY'S MAN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the Fiscal Years Ended
                                                                     --------------------------

                                                      February 1,            January 31,           January 30,
                                                         1997                   1998                   1999
                                                         ----                   ----                   ----
                                                      (52 weeks)             (52 weeks)             (52 weeks)

Net sales                                          $    204,042,400       $    214,148,000       $   213,608,600

Cost of goods sold                                      134,524,200            138,075,100           135,784,100
                                                   -------------------    -------------------    -------------------

     Gross profit                                        69,518,200             76,072,900            77,824,500

Selling, general and administrative expenses             65,982,500             65,819,800            66,760,300
                                                   -------------------    -------------------    -------------------

     Income from operations                               3,535,700             10,253,100            11,064,200

Reorganization items:

     Professional fees and other                          4,341,100              7,865,000                     -

     Asset write-offs and additional lease
        rejection claims, net                             4,816,900                      -                     -

     Interest income                                       (310,300)            (1,096,000)                    -
                                                   -------------------    -------------------    -------------------

Net reorganization items                                  8,847,700              6,769,000                     -

Interest expense (excludes contractual interest
     of $2,785,200 in fiscal 1996)                          484,300              7,759,900             3,200,600

Other expense, net                                           15,000                 26,000                79,600
                                                   -------------------    -------------------    -------------------

     Income/(loss) before income taxes and
        extraordinary item                               (5,811,300)            (4,301,800)            7,784,000

Provision for income taxes                                        -                      -             2,882,500
                                                   -------------------    -------------------    -------------------

Income (loss) before extraordinary item                  (5,811,300)            (4,301,800)            4,901,500

Extraordinary  item, net of income tax benefit
     of $386,600                                                  -                      -               658,400
                                                   -------------------    -------------------    -------------------

     Net income (loss)                              $    (5,811,300)        $   (4,301,800)       $    4,243,100
                                                   ===================    ===================    ===================

Basic and diluted earnings per share before
extraordinary item                                  $         (0.54)        $        (0.39)       $         0.18
Basic and diluted earnings per share from
extraordinary item                                                -                      -                 (0.02)
                                                   -------------------    -------------------    -------------------
Basic and diluted earnings per share                $         (0.54)        $        (0.39)       $         0.16
                                                   ===================    ===================    ===================

Weighted average shares outstanding                      10,861,005             11,063,275            27,013,125

                             See accompanying notes.

                               TODAY'S MAN, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                            COMMON STOCK
                                                                                                   RETAINED
                                                            NUMBER                                 EARNINGS
                                                           OF SHARES             AMOUNT            (DEFICIT)
                                                           ---------             ------            ---------

Balances at February 3, 1996                                10,861,005          $38,269,100      $(17,203,100)

     Net loss                                                        -                    -        (5,811,300)
                                                        -----------------    ---------------    ----------------

Balances at February 1, 1997                                10,861,005           38,269,100       (23,014,400)

     Issuance of shares pursuant to rights offering          8,145,753           16,291,500                 -

     Issuance of shares in settlement of pre-petition        8,257,280           19,524,800                 -
        claims

     Issuance of shares to employees                            10,550               30,300                 -

     Net loss                                                        -                    -        (4,301,800)

     Quasi-reorganization as of January 31, 1998                     -          (27,316,200)       27,316,200
                                                        -----------------    ---------------    ----------------

Balances at January 31, 1998                                27,274,588           46,799,500                 -

     Exercise of stock options                                     800                1,900                 -

     Issuance of shares to employees                               820                2,400                 -

     Benefit of net operating loss carryforwards                     -            2,495,900                 -

     Exercise of stock purchase warrants                         2,576                7,000                 -

     Adjustment of shares due to final settlement of
         pre-petition claims                                  (264,299)            (855,500)                -

     Net income                                                      -                   -          4,243,100
                                                        -----------------    ---------------    ----------------

Balances at January 30, 1999                                27,014,485          $48,451,200        $4,243,100
                                                        =================    ===============    ================


                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For the Fiscal Years Ended
                                                                           --------------------------
                                                                February 1,         January 31,           January 30,
                                                                    1997                1998                  1999
                                                                    ----                ----                  ----
Operating activities:
     Net income (loss)                                          $(5,811,300)       $(4,301,800)           $4,243,100
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
         Depreciation expense                                     2,389,900           2,215,000            2,548,800
         Amortization expense                                     1,676,300           1,575,400              881,900
         Provision for uncollectible accounts receivable            562,000             142,300              183,700
         Accretion of debt discount                                       -              36,500                    -
         Deferred rent and other                                    468,800             (91,300)            (567,200)
         Extraordinary item                                               -                   -            1,045,000
         Charge in lieu of income taxes                                   -                   -            2,882,500
     Changes in operating assets and liabilities:
         Restricted cash                                                  -         (11,005,500)          11,005,500
         Decrease in receivables                                      5,000              20,700              417,400
         Decrease (increase) in inventory                         6,829,200          (6,015,500)              15,500
         Decrease in refundable income taxes                      6,016,000                   -                    -
         Decrease (increase) in prepaid expenses                  1,142,300             230,400             (749,200)
         (Decrease) increase in payables, accrued
           expenses and liabilities subject to settlement         4,155,200          12,085,500             (909,100)
         (Increase) decrease in other noncurrent assets           1,390,200            (310,000)            (431,600)
     Payment of liabilities subject to settlement                         -         (42,329,700)          (9,236,000)
     Charges due to reorganization activities:
         Reorganization costs                                     8,847,700           6,769,000                    -
         Payment of reorganization costs                         (3,309,200)         (4,101,000)                   -
                                                              -----------------    --------------      ---------------
     Total adjustments                                           30,173,400         (40,778,200)           7,087,200
                                                              -----------------    --------------      ---------------

Net cash provided by (used in) operating activities              24,362,100         (45,080,000)          11,330,300

Investing activities:
     Capital expenditures                                        (1,278,900)         (1,306,100)          (3,871,600)
     Fixtures and equipment in process                             (145,300)            (20,500)            (649,800)
                                                              -----------------    ---------------     ---------------
Net cash used in investing activities                            (1,424,200)         (1,326,600)          (4,521,400)

Financing activities:
     Repayment of capital leases                                 (1,397,300)         (1,396,700)          (1,226,200)
     Proceeds  from  exercise  of stock  options  and common
        stock purchase warrants                                           -                   -               11,300
     Proceeds from sale of common stock                                   -          12,964,900                    -
     Proceeds from term loan                                              -          12,500,000                    -
     Borrowings under revolving credit facility                           -           3,972,000           97,837,100
     Repayment of term loan and revolving credit facility                 -          (4,340,100)        (102,469,500)
                                                              -----------------    ---------------     ---------------
Net cash provided by (used in) financing activities              (1,397,300)         23,700,100           (5,847,300)

Net increase (decrease) in cash and cash equivalents             21,540,600         (22,706,500)             961,600
Cash and cash equivalents at beginning of year                    1,385,400          22,926,000              219,500
                                                              -----------------    ---------------     ---------------
Cash and cash equivalents at end of year                        $22,926,000        $    219,500           $1,181,100
                                                              =================    ===============     ===============

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

3.   PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                    January 31,        January 30,
                                                                       1998                1999
                                                                       ----                ----

Furniture, fixtures and signs                                       $  5,005,000        $  5,083,400
Leasehold improvements                                                32,586,300          32,765,500
Data processing equipment                                              1,911,900           5,048,200
Fixtures and equipment under capital leases                            7,122,700           5,963,600
Fixtures and equipment in process                                         20,500             649,800
                                                                  ----------------    ---------------
       Gross property and equipment                                   46,646,400          49,510,500
Accumulated depreciation                                             (11,405,600)        (13,443,600)
Accumulated amortization of equipment under capital leases            (3,666,700)         (3,402,000)
                                                                  ----------------    ---------------
       Net property and equipment                                    $31,574,100         $32,664,900
                                                                  ================    ===============

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



                                                                         Capital            Operating
                                                                         Leases               Leases
                                                                         -------            ---------
     1999                                                              $  884,000          $12,567,300
     2000                                                                 209,400           12,450,300
     2001                                                                       -           11,722,600
     2002                                                                       -           10,548,200
     2003                                                                       -            9,517,000
     Thereafter                                                                 -           28,627,100
                                                                      -------------      ---------------
     Total minimum lease payments                                       1,093,400          $85,432,500
                                                                                         ===============
     Less:
          Amounts representing interest                                    55,800
                                                                      -------------
          Present value of net minimum lease payments                  $1,037,600
                                                                      =============

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

                               TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                          For the Fiscal Years Ended
                                                                          --------------------------
                                                             February 1,      January 31,      January 30,
                                                                 1997            1998              1999
                                                                 ----            ----              ----
Interest paid                                                 $ 452,400       $ 7,723,400       $3,367,600
Noncash investing and financing activities:
Settlement of pre-petition obligations through issuance
  of shares of Common Stock and credit for stock rights       $       -       $22,845,900       $        -

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

     A reconciliation of the effective tax rate with the statutory federal income tax rate follows:


                                                                    For the Fiscal Years Ended
                                                                    --------------------------
                                                         February 1,       January 31,        January 30,
                                                            1997              1998               1999
                                                            ----              ----               ----
Statutory federal income tax rate                             34.0%             34.0%              34.0%
State income tax, net of federal income tax effects              -                 -                  -
Effect of permanent differences                              (28.6)            (18.3)               0.5
Federal income tax valuation allowance                        (6.7)            (15.7)                 -
Other                                                          1.3                 -                  -
Quasi reorganization equity accounting                           -                 -                2.5
                                                       ---------------   ---------------    --------------
                                                                 -%                -%              37.0%
                                                       ===============   ===============    ==============

     The components of the deferred tax assets and liabilities are as follows:

                                                            January 31,          January 30,
                                                               1998                 1999
                                                               ----                 ----
Deferred tax assets:
    Accrued liabilities                                    $  3,112,700        $    88,100
    Inventory                                                    429,200           434,500
    Net operating loss carryforward                            8,093,400         9,220,100
    AMT credit carryforward                                      394,300           394,300
    Leases                                                     1,238,500         1,273,000
    Bad debts                                                     72,200            25,000
    Other                                                         49,000            49,700
                                                          -----------------  ---------------
Total deferred tax assets                                     13,389,300        11,484,700
Less:  deferred tax valuation allowance                      (11,522,500)      (10,270,100)
                                                          -----------------  ---------------
Net deferred tax assets                                        1,866,800         1,214,600
                                                          -----------------  ---------------

Deferred tax liabilities:
    Property and equipment, including capital leases           1,215,700           678,200
    Other                                                      1,051,100           936,400
                                                          -----------------  ---------------
                                                               2,266,800         1,614,600
                                                          -----------------  ---------------
Net deferred tax liability                                 $     400,000       $   400,000
                                                          =================  ===============

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

                                              Number of Shares Under Option               Exercise Price Per Share
                                              -----------------------------               ------------------------
                                         Employee         Director
                                          Stock             Stock
                                       Option Plan       Option Plan         Total
                                       ------------     -------------    -------------
Outstanding at February 3, 1996          560,450           30,000           590,450          $  7.50  -   $ 18.75

Options issued                                 -           30,000            30,000                       $  1.69
Options canceled                        (226,900)               -          (226,900)         $  7.50  -   $ 18.75
Exercised                                      -                -                 -
                                       ------------     --------------   --------------     ----------------------

Outstanding at February 1, 1997           333,550          60,000           393,550          $  1.69  -   $ 15.75

Options canceled                         (333,550)        (60,000)         (393,550)         $  1.69  -   $ 15.75
                                       ------------     --------------   --------------

Outstanding at January 31, 1998                 -               -                 -
                                       ============     ==============   ==============

                               TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                        Management Stock Option Plan (A)
                                            Number of            Exercise
                                           Shares Under         Price Per
                                             Option               Share
                                          -------------       --------------
Outstanding at February 1, 1997                     -                    -

Options issued December 31, 1997            2,247,500                $2.38

Exercised                                           -                    -
                                          -------------       --------------

Outstanding at January 31, 1998             2,247,500                $2.38

Options issued                                 44,000                $2.38

Options cancelled                            (293,200)               $2.38

Exercised                                        (800)               $2.38
                                          -------------       --------------

Outstanding at January 30, 1999             1,997,500                $2.38
                                          =============       ==============

Exercisable at January 30, 1999             1,191,300                $2.38
                                          =============       ==============


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

                                                                   1997     1998
                                                                   ----     ----
     Risk-free interest rate                                       6.0%     6.0%
     Dividend yield                                                 0%        0%
     Volatility factor of the expected market price of the
       Company's common stock                                      0.72    0.702
     Weighted average expected life of the options                  5         5


     Fair Value of options issued was $1.52 and $1.36 as of January 31, 1998 and January 30, 1999, respectively.

                               TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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