Form 10-Q
period 1999-05-01
TODAYS MAN INC
filed 1999-06-14
CIK 885546

5

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               May 1, 1999
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______________________to _______________________


                     ---------------------------------------

                           Commission File No.0-20234

                                TODAY'S MAN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                         23-1743137
------------------------------------                        --------------------
  (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)

    835 LANCER DRIVE, MOORESTOWN, NJ                               08057
---------------------------------------                     --------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number                  609-235-5656
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

                                         YES  X          NO
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

                                         YES  X          NO
                                             ---            ---

27,014,635 common shares were outstanding as of June 11, 1999.

                                TODAY'S MAN INC.

                                      INDEX


                                                                                                       PAGE
                                                                                                       ----
PART I. FINANCIAL INFORMATION:

       Item 1.    Condensed Consolidated Financial Statements - Unaudited

       Consolidated Balance Sheets
                  May 1, 1999 and January 30, 1999........................................................1

       Consolidated Statements of Operations
                  Thirteen weeks ended May 1, 1999 and May 2, 1998........................................2

       Consolidated Statements of Cash Flows
                  Thirteen weeks ended May 1, 1999 and May 2, 1998........................................3

                  Notes to Consolidated Financial Statements............................................4-5

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................6-9

       Item 3.    Quantitative and Qualitative Disclosures about Market Risks.............................9

PART II. OTHER INFORMATION

       Item 1.    Legal Proceedings......................................................................10

       Item 2.    Changes in Securities and Use of Proceeds..............................................10

       Item 3.    Defaults Upon Senior Securities........................................................10

       Item 4.    Submission of Matters to a Vote of Security Holders....................................10

       Item 5.    Other Information......................................................................10

       Item 6.    Exhibits and Reports on Form 8-K.......................................................10

         Signatures......................................................................................11


                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  MAY 1,                JANUARY 30,
                                                                                   1999                    1999
                                                                               ------------             -----------
                                                                               (UNAUDITED)
                                     ASSETS
Current assets:
      Cash and cash equivalents .......................................         $    59,500             $ 1,181,100
      Due from credit card companies and other receivables, net .......           1,809,300               1,535,300
      Inventory .......................................................          38,187,600              34,636,600
      Prepaid expenses and other current assets .......................           3,836,500               3,903,800
      Prepaid inventory purchases .....................................           1,616,400               3,038,600
                                                                                -----------             -----------
         Total current assets .........................................          45,509,300              44,295,400

Property and equipment, less accumulated depreciation and
 amortization .........................................................          33,173,200              32,664,900
Loans to shareholders .................................................             228,400                 228,400
Rental deposits and other noncurrent assets ...........................           1,838,900               1,785,600
                                                                                -----------             -----------
                                                                                $80,749,800             $78,974,200
                                                                                ===========             ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable ..........................................           $5,454,500             $ 5,719,400
      Accrued expenses and other current liabilities ..................            3,011,300               5,827,200
      Capital lease obligations .......................................              667,500                 821,600
                                                                                 -----------             -----------
         Total current liabilities ....................................            9,133,300              12,368,200

Capital lease obligations, less current maturities ....................                   --                 216,000
Deferred rent and other ...............................................            4,694,300               4,750,000
Obligation under revolving credit facility ............................           14,993,100               8,945,700
                                                                                 -----------             -----------
                                                                                  28,820,700              26,279,900
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
 none issued ..........................................................                   --                      --
Common stock, no par value, 100,000,000 shares authorized,
 27,014,635 and 27,014,485 shares issued and outstanding at
 May 1, 1999 and January 30, 1999 respectively, net of
 accumulated retained deficit of $27,316,200 as of
 January 31, 1998 .....................................................           48,189,900              48,451,200
Retained earnings .....................................................            3,739,200               4,243,100
                                                                                 -----------             -----------
Total shareholders' equity ............................................           51,929,100              52,694,300
                                                                                 -----------             -----------
                                                                                 $80,749,800             $78,974,200
                                                                                 ===========             ===========


                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           FOR THIRTEEN WEEKS ENDED
                                                         ----------------------------
                                                          MAY 1, 1999     MAY 2, 1998
                                                         ------------    ------------
Net sales ............................................   $ 44,884,000    $ 46,253,400
Cost of goods sold ...................................     28,635,100      29,455,200
                                                         ------------    ------------
       Gross profit ..................................     16,248,900      16,798,200
Selling, general and administrative expenses .........     16,709,500      15,339,700
                                                         ------------    ------------
Income (loss) from operations ........................       (460,600)      1,458,500
Interest expense and other income, net ...............        246,800         757,200
                                                         ------------    ------------
       Income (loss) before income taxes .............       (707,400)        701,300
Income taxes (benefit) ...............................       (203,500)        259,500
                                                         ------------    ------------
Net income (loss) ....................................   $   (503,900)   $    441,800
                                                         ============    ============
Earnings (loss) per share - basic ....................   $      (0.02)   $       0.02
                                                         ============    ============
Weighted average shares outstanding ..................     27,014,533      27,276,536
Earnings (loss) per share, assuming dilution .........   $      (0.02)   $       0.02
                                                         ============    ============
Weighted average shares outstanding,
 assuming dilution ...................................     27,014,533      28,534,495


                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                FOR THIRTEEN WEEKS ENDED
                                                                             -----------------------------
                                                                               MAY 1, 1999    MAY 2, 1998
                                                                             -------------   -------------
Operating activities
     Net income (loss) ...................................................   $   (503,900)   $    441,800
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization ...................................        901,100         941,000
         Accretion of debt discount ......................................           --           104,600
         Deferred credits ................................................        (55,700)        199,100
         Tax benefit of net operating loss carryforward ..................       (261,700)        259,500
     Changes in operating assets and liabilities:
         (Increase) decrease in receivables ..............................       (274,000)        401,600
         Increase in inventory ...........................................     (3,551,000)     (2,873,900)
         Decrease (increase) in prepaid expenses and other current
          assets .........................................................      1,489,500      (2,443,100)
         Increase in rental deposits and other non current assets ........        (53,300)       (575,600)
         Decrease in payables, accrued expenses and liabilities subject
          to settlement ..................................................     (3,080,800)     (7,051,200)
         Decrease in restricted cash .....................................           --         3,612,500
                                                                             ------------    ------------
     Total adjustments ...................................................     (4,885,900)     (7,425,500)
                                                                             ------------    ------------
Net cash used in operating activities ....................................     (5,389,800)     (6,983,700)

Cash flow used in investing activities:
     Capital expenditures ................................................       (397,600)        (54,200)
     Fixtures and equipment in process ...................................     (1,011,900)           --
                                                                             ------------    ------------
Net cash used in investing activities ....................................     (1,409,500)        (54,200)

Cash flow provided by (used in) financing activities:
     Repayment of capital leases .........................................       (370,100)       (321,300)
     Borrowings under revolving credit facility ..........................     44,126,800      20,095,000
     Repayment of term loan and revolving credit facility ................    (38,079,400)    (12,279,200)
     Proceeds from exercise of stock options and common stock purchase
         warrants ........................................................            400          10,300
                                                                             ------------    ------------
Net cash provided by financing activities ................................      5,677,700       7,504,800

Net increase (decrease) in cash and cash equivalents .....................     (1,121,600)        466,900
Cash and cash equivalents at beginning of period .........................      1,181,100         219,500
                                                                             ------------    ------------

Cash and cash equivalents at end of period ...............................   $     59,500    $    686,400
                                                                             ============    ============



                             See accompanying notes.

                                TODAY'S MAN, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's sales, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending January 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

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

2. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per share is calculated following Financial Accounting Standards Board issued Statement No. 128 Earnings per Share. Statement 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of outstanding stock options whereas diluted earnings per share includes the effect of such items. There is no difference between basic and diluted earnings per share because the effect of the Company's common share equivalents would be anti-dilutive.

                                TODAY'S MAN, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal 2000. The Company expects to adopt the new Statement effective February 2, 2002. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INVESTMENT CONSIDERATIONS

     In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended January 30, 1999, a copy of which can be obtained, without charge except for exhibits to the Report, upon written request to Mr. Frank E. Johnson, Executive Vice President and Chief Financial Officer, Today's Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.

SAFE HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this Form 10-Q which are not historical facts, including, without limitation, statements as to the Company's planned results for 1999, new store openings, estimated costs of new systems, and the costs to address year 2000 compliance, or as to management's beliefs, expectations, or opinions, are forward looking statements that involve risks and uncertainties and are subject to change at any time. Certain factors, including, without limitation the risk that the assumptions upon which the forward-looking statements are based ultimately may prove incorrect and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. See "Investment Considerations" above, for instructions on how to receive a copy of the Company's Annual Report.

RESULTS OF OPERATIONS:

     The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen week periods ended May 1, 1999 and May 2, 1998, respectively.

                                                       PERCENTAGE OF NET SALES
                                                        THIRTEEN WEEKS ENDED
                                                       -----------------------
                                                         May 1,       May 2,
                                                          1999        1998
                                                         -----       ------
Net sales ...........................................    100.0%       100.0%
Cost of goods sold ..................................     63.8         63.7
                                                         -----        -----
     Gross profit ...................................     36.2         36.3
Selling, general and administrative expenses ........     37.2         33.1
                                                         -----        -----
     Income from operations .........................     (1.0)         3.2
     Interest expense and other income, net .........      0.5          1.6
                                                         -----        -----
Income before income taxes ..........................     (1.5)         1.6
Income taxes ........................................     (0.4)         0.6
                                                         -----        -----
     Net income .....................................     (1.1%)        1.0%
                                                         =====        =====

THIRTEEN WEEKS ENDED MAY 1, 1999 AND MAY 2, 1998:

NET SALES. Net sales decreased $1,369,400 or 3.0% in the first quarter of fiscal 1999 compared to the year ago period. Comparative store sales decreased 3.0%. The decrease in net sales is a result of the strategic decision to shorten the first quarter clearance period in order to emphasize the value of the Today's Man brand and everyday low price philosophy. There were 25 superstores in operation at May 1, 1999 and May 2, 1998, respectively.

GROSS PROFIT. Gross profit as a percentage of net sales remained virtually unchanged at 36.2% for the first quarter of fiscal 1999 from 36.3% for the first quarter of fiscal 1998. The relative stability in the gross profit percentage is a result of the Company's commitment to its everyday low pricing strategy and ability to maintain appropriate stock levels through its replenishment program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,369,800 or 8.9% in the first quarter of fiscal 1999, and increased as a percentage of sales to 37.2% from 33.1% in the first quarter of fiscal 1998. The increase was due to the costs of branding and relationship marketing, which was approximately $1,000,000 as of May 1, 1999. The Company also incurred approximately $400,000 in administrative expenses related to the replenishment program and new store expansion.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $510,400 from the first quarter of fiscal 1998. The decrease in interest expense is attributable to the refinancing of the Company's revolving credit facility with Mellon Bank on December 4, 1998 which bears interest at prime (7.75% at May 1, 1999). The Company's previous loan agreement with Foothill Capital Corporation included a revolving credit facility which bore interest at prime plus 1/2% and a term loan which bore interest at 18.9%. The Company had average borrowings under its revolving credit facility of $13,648,000 during the quarter ended May 1, 1999 as compared to average borrowings of $4,900,000 under its revolving credit facility and $11,800,000 under the term loan during the quarter ended May 2, 1998. As a result of revolving credit borrowings the Company recorded interest expense of $246,800 during the quarter ended May 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. At May 1, 1999, the Company had working capital of $36,376,000 as compared with $31,927,200 at January 30, 1999.

     On December 4, 1998, the Company entered into a Loan and Security Agreement with Mellon Bank, N.A., ("Mellon") individually and as agent. The Loan and Security Agreement provides for a $45.0 million revolving credit facility. The Company has granted Mellon a lien on its tangible and intangible assets to secure this revolving credit facility. Proceeds from this loan were used to refinance the Company's previous revolving credit facility and term loan from Foothill Capital Corporation. As a result of this refinancing, the Company incurred a prepayment penalty of approximately $720,000 and wrote off approximately $640,000 of unamortized debt issuance costs. These amounts were offset by approximately $315,000 in accrued debt discount and related liabilities and approximately $387,000 in income tax benefits related to this extraordinary item.

     The Mellon revolving credit facility bears interest at the option of the Company at prime (7.75% at May 1, 1999) or LIBOR (4.98% at May 1, 1999) plus a margin ranging from 1.75% to 3.25% depending upon the Company's EBITDA, has a term of five years and includes a $20.0 million sublimit for letter of credit advances. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves.

     The Mellon Loan and Security Agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth and fixed charge coverage ratios, and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. In April 1999 the Company and Mellon amended the Loan Agreement to allow for the inclusion of participant lenders and to modify certain other provisions, including the tangible net worth and fixed charge coverage ratio covenant. The Company was in compliance with all covenants, as amended, as of and for the quarter ended May 1, 1999.

     The Company believes that the sources of capital above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 1999.

YEAR 2000 COMPLIANCE

     The Company is conducting a comprehensive review of its information technology and non information technological systems to determine which systems will require modification to enable proper processing of transactions related to the year 2000 and beyond. The primary information systems upon which the Company relies for its daily operations are the point of sale register systems, its merchandising system and its general ledger accounting system. The Company has completed testing of its point of sale and existing general ledger system and concluded that these systems are capable of processing transactions in the year 2000 and beyond. The Company's merchandising system will require remediation that is estimated to cost less than $250,000. A further and complete analysis of the Company's internal systems has indicated that despite the systems' ability to properly process transactions related to the year 2000 and beyond, the Company's overall operations would be better served by replacing the existing general ledger and merchandising systems. As of January 30, 1999, the Company has completed the installation of its new general ledger system. The Company's new merchandising system has been warranted to be a year 2000 compliant system by the supplier and management believes that it will be fully installed, tested and functioning by the end of the second quarter of Fiscal 1999. The Company estimates that it will spend an additional $1.0 million to $2.0 million of budgeted funds through the end of the fiscal year ending January 30, 2000 ("Fiscal 1999") to replace its existing merchandise and financial accounting systems. Included in fixtures and equipment in process for the quarter ended May 1, 1999 is approximately $700,000 of new system costs. One of the primary requirements imposed by the Company on its new systems vendors is certification of year 2000 compliance and compatibility. The costs for new systems will be capitalized and depreciated, to the extent permitted by Generally Accepted Accounting Principles, in accordance with the Company's fixed asset policy.

     In an effort to determine and ensure that there would be no material and adverse impact on the results of the Company's operations caused by non informational technological systems, an internal committee was developed using a cross section of all disciplines within the Company. All of the Company's vendors and suppliers were polled and asked to evaluate and confirm their abilities to process transactions in the year 2000 and beyond. This committee, which reports directly to the Company's Chief Financial Officer, is currently evaluating responses from vendors and has preliminarily identified all mission critical non-information technological systems. These systems will be tested and contingency plans will be developed for those systems deemed to be non-compliant. It is the committee's intention to complete its testing and contingency planning before September 30, 1999. As of June 10, 1999, no contingency plans have been developed.

     If the Company's present efforts to address year 2000 compliance issues are not successful, or if the systems of its suppliers are not compliant, the Company may be unable to engage in normal business activities for a period of time after January 1, 2000. As a result the Company would be unable to recognize income. The Company also may lose existing or potential clients and its reputation in the industry might be damaged.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the quarter ended May 1, 1999, and it fluctuates with the lending bank's prime rate or LIBOR rates.

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

                                       TODAY'S MAN, INC.
                                        (Registrant)

Date:    June 11, 1999                 /s/ DAVID FELD
                                       ---------------------------------
                                       David Feld
                                       Chairman of the Board and
                                       Chief Executive Officer

Date:    June 11, 1999                 /s/ FRANK E. JOHNSON
                                       ---------------------------------
                                       Frank E. Johnson
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer
                                       Principal Financial Officer

Date:    June 11, 1999                 /s/ BARRY S. PINE
                                       ---------------------------------
                                       Barry S. Pine
                                       Vice President and Controller
                                       Principal Accounting Officer