Form 10-Q
period 1999-07-31
TODAYS MAN INC
filed 1999-09-14
CIK 885546

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               July 31, 1999
                               ------------------------------------------------

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

27,014,635 common shares were outstanding as of September 13, 1999.

                                TODAY'S MAN INC.

                                      INDEX


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION:

      Item 1. Condensed Consolidated Financial Statements - Unaudited

      Consolidated Balance Sheets
              July 31, 1999 and January 30, 1999...............................1

      Consolidated Statements of Operations
              Thirteen weeks ended July 31, 1999 and August 1, 1998............2

      Consolidated Statements of Operations
              Twenty-six weeks ended July 31, 1999 and August 1, 1998..........3

      Consolidated Statements of Cash Flows
              Twenty-six weeks ended July 31, 1999 and August 1, 1998..........4

              Notes to Consolidated Financial Statements.....................5-6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................7-10

      Item 3. Quantitative and Qualitative Disclosures about Market Risks.....10


PART II. OTHER INFORMATION

      Item 1. Legal Proceedings...............................................11

      Item 2. Changes in Securities and Use of Proceeds.......................11

      Item 3. Defaults Upon Senior Securities.................................11

      Item 4. Submission of Matters to a Vote of Security Holders.............11

      Item 5. Other Information...............................................11

      Item 6. Exhibits and Reports on Form 8-K................................12

           Signatures.........................................................13

                                            TODAY'S MAN, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                                                              July 31,      January 30,
                                                                                1999           1999
                                                                            -----------     -----------
                                                                            (Unaudited)
                                                 ASSETS
Current assets:
      Cash and cash equivalents                                             $   230,900     $ 1,181,100
      Due from credit card companies and other receivables, net               2,038,400       1,535,300
      Inventory                                                              34,061,000      34,636,600
      Prepaid expenses and other current assets                               4,630,100       3,903,800
      Prepaid inventory purchases                                             1,521,600       3,038,600
                                                                            -----------     -----------
         Total current assets                                                42,482,000      44,295,400

Property and equipment, less accumulated depreciation and
       amortization                                                          33,188,300      32,664,900
Loans to shareholders                                                           228,400         228,400
Rental deposits and other noncurrent assets                                   1,877,100       1,785,600
                                                                            -----------     -----------
                                                                            $77,775,800     $78,974,200
                                                                            ===========     ===========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                                                $ 5,206,100     $ 5,719,400
      Accrued expenses and other current liabilities                          2,670,400       5,827,200
      Capital lease obligations                                                 524,100         821,600
                                                                            -----------     -----------
         Total current liabilities                                            8,400,600      12,368,200

Capital lease obligations, less current maturities                                 --           216,000
Deferred rent and other                                                       4,637,500       4,750,000
Obligation under revolving credit facility                                   13,508,300       8,945,700
                                                                            -----------     -----------
                                                                             26,546,400      26,279,900

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, no par value, 100,000,000 shares authorized,
      27,014,635 and 27,014,485 shares issued and outstanding at
      July 31, 1999 and January 30, 1999 respectively                        48,451,600      48,451,200
Retained earnings                                                             2,777,800       4,243,100
                                                                            -----------     -----------
Total shareholders' equity                                                   51,229,400      52,694,300
                                                                            -----------     -----------
                                                                            $77,775,800     $78,974,200
                                                                            ===========     ===========


                                         See accompanying notes.

                                     TODAY'S MAN, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                             FOR THIRTEEN WEEKS ENDED
                                                           ------------------------------
                                                             July 31,          August 1,
                                                               1999              1998
                                                           ------------      ------------

Net sales                                                  $ 47,518,300      $ 51,580,100

Cost of goods sold                                           31,160,300        33,685,400
                                                           ------------      ------------

       Gross profit                                          16,358,000        17,894,700

Selling, general and administrative expenses                 17,590,500        16,016,200
                                                           ------------      ------------

Income (loss) from operations                                (1,232,500)        1,878,500

Interest expense and other income, net                          287,900           774,500
                                                           ------------      ------------

       Income (loss) before income taxes                     (1,520,400)        1,104,000

Income taxes (benefit)                                         (559,000)          408,500
                                                           ------------      ------------

Net income (loss)                                          $   (961,400)     $    695,500
                                                           ============      ============

Earnings (loss) per share - basic                          $      (0.04)     $       0.03

Weighted average shares outstanding                          27,014,533        27,278,687

Earnings (loss) per share, assuming dilution               $      (0.04)     $       0.03
                                                           ============      ============

Weighted average shares outstanding, assuming dilution       27,014,533        27,308,569

                                  See accompanying notes.

                                     TODAY'S MAN, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                             FOR TWENTY-SIX WEEKS ENDED
                                                           ------------------------------
                                                             July 31,          August 1,
                                                              1999              1998
                                                           ------------      ------------
Net sales                                                  $ 92,402,300      $ 97,833,500

Cost of goods sold                                           59,795,400        63,140,600
                                                           ------------      ------------

       Gross profit                                          32,606,900        34,692,900

Selling, general and administrative expenses                 34,300,000        31,355,900
                                                           ------------      ------------

Income (loss) from operations                                (1,693,100)        3,337,000

Interest expense and other income, net                          534,700         1,531,700
                                                           ------------      ------------

       Income (loss) before income taxes                     (2,227,800)        1,805,300

Income taxes (benefit)                                         (762,500)          668,000
                                                           ------------      ------------

Net income (loss)                                          $ (1,465,300)     $  1,137,300
                                                           ============      ============

Earnings (loss) per share - basic                          $      (0.05)     $       0.04
                                                           ============      ============

Weighted average shares outstanding                          27,014,533        27,277,485

Earnings (loss) per share, assuming dilution               $      (0.05)     $       0.04
                                                           ============      ============

Weighted average shares outstanding, assuming dilution       27,014,533        27,699,157


                               See accompanying notes.

                                               TODAY'S MAN, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                 FOR TWENTY-SIX WEEKS ENDED
                                                                               ------------------------------
                                                                                  July 31,         August 1,
                                                                                    1999             1998
                                                                               ------------      ------------
Operating activities
     Net income (loss)                                                         $ (1,465,300)     $  1,137,300
     Adjustments to reconcile net income (loss) cash used in  operating activities:
         Depreciation and amortization                                            1,798,100         1,906,500
         Accretion of debt discount                                                    --             202,100
         Deferred credits                                                          (112,500)          349,400
         Tax benefit of net operating loss carryforward                                --             668,000
     Changes in operating assets and liabilities:
         Decrease (increase) in receivables                                        (503,100)          420,000
         Decrease (increase) in inventory                                           575,600        (2,000,500)
         Decrease (increase) in prepaid expenses and other current assets           790,700        (1,801,800)
         Increase in rental deposits and other non current assets                   (91,500)       (1,228,400)
         Decrease in payables, accrued expenses and liabilities subject to
             settlement                                                          (3,670,100)      (14,302,500)
         Decrease in restricted cash                                                   --           7,932,800
     Total adjustments                                                           (1,212,800)       (7,854,400)
                                                                               ------------      ------------

Net cash used in operating activities                                            (2,678,100)       (6,717,100)

Cash flow used in investing activities:
     Capital expenditures                                                          (539,600)         (196,000)
     Fixtures and equipment in process                                           (1,782,000)             --
                                                                               ------------      ------------
Net cash used in investing activities                                            (2,321,600)         (196,000)

Cash flow provided by (used in) financing activities:
     Repayment of capital leases                                                   (513,500)         (690,800)
     Borrowings under revolving credit facility                                  83,987,800        35,315,000
     Repayment of term loan and revolving credit facility                       (79,425,200)      (27,618,400)
     Proceeds from exercise of stock options and common stock purchase
       warrants                                                                         400            12,800
                                                                               ------------      ------------
Net cash provided by financing activities                                         4,049,500         7,018,600

Net increase (decrease) in cash and cash equivalents                               (950,200)          105,500
Cash and cash equivalents at beginning of period                                  1,181,100           219,500
                                                                               ------------      ------------
Cash and cash equivalents at end of period                                     $    230,900      $    325,000
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

3. EARNINGS (LOSS) PER COMMON SHARE

       Earnings (loss) per share is calculated following Financial Accounting Standards Board Statement No. 128 Earnings per Share. Statement 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of outstanding stock options whereas diluted earnings per share includes the effect of such items. There is no difference between basic and diluted earnings per share for the current period because the effect of the Company's common share equivalents would be anti-dilutive.

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

     SAFE HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Certain statements in this Form 10-Q which are not historical facts, including, without limitation, statements as to the Company's planned results for 1999, new store openings, estimated costs of new systems, and the costs to address year 2000 compliance, or as to management's beliefs, expectations, or opinions, are forward looking statements that involve risks and uncertainties and are subject to change at any time. Certain factors, including, without limitation the risk that the assumptions upon which the forward-looking statements are based ultimately may prove incorrect, risks relating to the Company's growth strategy, small store base and geographic concentration, the declining unit sales of men's tailored clothing, seasonality and general economic conditions, the ability of the company and its suppliers to complete assessment, testing and remediation of year 2000 issues and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. See "Investment Considerations" above, for instructions on how to receive a copy of the Company's Annual Report.

RESULTS OF OPERATIONS:

     The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen week periods ended July 31, 1999 and August 1, 1998, respectively.

                                                                          PERCENTAGE OF NET SALES
                                                                    THIRTEEN AND TWENTY-SIX WEEKS ENDED
                                                           ------------------------------------------------------
                                                             July 31,        Aug. 1,       July 31,       Aug. 1,
                                                               1999           1998           1999          1998
                                                           -------------------------------------------------------
Net sales                                                      100.0%          100.0%        100.0%         100.0%
Cost of goods sold                                              65.6            65.3          64.7           64.5
                                                           ------------------------------------------------------
     Gross profit                                               34.4            34.7          35.3           35.5
Selling, general and administrative expenses                    37.0            31.1          37.1           32.1
                                                           ------------------------------------------------------
     Income (loss) from operations                              (2.6)            3.6          (1.8)           3.4
     Interest expense and other income, net                      0.6             1.5           0.6            1.6
                                                           ------------------------------------------------------
Income (loss) before income taxes                               (3.2)            2.1          (2.4)           1.8
Income taxes (benefit)                                          (1.2)            0.8          (0.8)           0.6
                                                           ------------------------------------------------------
     Net income (loss)                                          (2.0)%           1.3%         (1.6)%          1.2%
                                                           ======================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THIRTEEN WEEKS ENDED JULY 31, 1999 AND AUGUST 1, 1998:

NET SALES. Net sales decreased $4,061,800 or 7.9% in the second quarter of fiscal 1999 compared to the year ago period. Comparative store sales decreased 7.9%. The decrease in net sales is a result of the strategic decision to delay the promotion of the semi-annual clearance event in order to emphasize the value of the Today's Man brand and everyday low price philosophy. There were 25 superstores in operation at July 31, 1999 and August 1, 1998, respectively.

GROSS PROFIT. Gross profit as a percentage of net sales dropped to 34.4% for the second quarter 1999 compared to 34.7% for second quarter 1998. The decrease in the gross profit percentage is a result of more markdowns taken in order to cleanse inventories in anticipation of the Fall 1999 selling season.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,574,000 or 9.8% in the second quarter of fiscal 1999, and increased as a percentage of sales to 37.0% from 31.1% in the second quarter of fiscal 1998. This increase was due a $1,100,000 cost of promoting a clearance event to cleanse inventories at the end of the thirteen-week period that ended July 31, 1999. The Company also incurred approximately $400,000 in administrative expenses related to inventory replenishment and an investment in human resources.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $486,600 from the second quarter of fiscal 1998. The decrease in interest expense is attributable to the refinancing of the Company's revolving credit facility with Mellon Bank on December 4, 1998 which bears interest at prime (8.0% at July 31, 1999). The Mellon Bank facility permits the Company to have one or more portions of the outstanding balance of its loan accrue interest at a LIBOR rate plus applicable margin. The Company elected to have $9,500,000 accrue interest at LIBOR plus applicable margin (7.72%) effective June 25, 1999 for a period of 90 days. The Company's previous loan agreement with Foothill Capital Corporation included a revolving credit facility, which bore interest at prime plus 1/2% and a term loan which bore interest at 18.9%. The Company had average borrowings under its revolving credit facility of $13,225,900 during the quarter ended July 31, 1999 as compared to average borrowings of $8,875,400 under its revolving credit facility and $10,673,600 under the term loan during the quarter ended August 1, 1998. As a result of revolving credit borrowings the Company recorded interest expense of $287,900 during the quarter ended July 31, 1999.

TWENTY-SIX WEEKS ENDED JULY 31, 1999 AND AUGUST 1, 1998:

NET SALES. Net sales decreased $5,431,200 or 5.6% for the first six months of fiscal 1999 compared to the year ago period. Comparative store sales decreased 5.6%. The decrease in net sales is a result of the strategic decision to shorten the first quarter clearance period and delay the promotion of the July 1999 clearance event in order to emphasize the value of the Today's Man brand and everyday low price philosophy. There were 25 superstores in operation at July 31, 1999 and August 1, 1998, respectively.

GROSS PROFIT. Gross profit as a percentage of net sales decreased to 35.3% for the first six months of 1999 compared to 35.5% for the first six months 1998. The decrease in the gross profit percentage is a result of more markdowns taken in order to cleanse inventories in anticipation of the Fall 1999 selling season.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2,944,100 or 9.4% in the first six months of fiscal 1999, and increased as a percentage of sales to 37.1% from 32.1% in the comparable period of fiscal 1998. The dollar increase is due primarily to an increase in store payroll, occupancy and advertising costs of $2,272,000 or 13%, representing 22.0% of sales compared with 19.6% of sales for the year ago period. $1,100,000 of the increase was related to the cost of a clearance event to cleanse seasonal inventories at the end of the six-month period that ended July 31, 1999. The Company also incurred approximately $644,000 in additional administrative expenses related to the replenishment program and an investment in human resources.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $997,000 from the first six months of fiscal 1998. The decrease in interest expense is attributable to the refinancing of the Company's revolving credit facility with Mellon Bank on December 4, 1998, which bears interest at prime (8.0% at July 31, 1999). The Mellon Bank facility permits the Company to have one or more portions of the outstanding balance of its loan accrue interest at a LIBOR rate plus applicable margin. The Company elected to have $9,500,000 accrue interest at LIBOR plus applicable margin (7.72%) effective June 25, 1999 for a period of 90 days. The Company had average borrowings under its revolving credit facility of $13,438,800 during the six month period ended July 31, 1999 as compared to average borrowings of $6,898,200 under its revolving credit facility and $10,673,600 under the term loan during the six month period ended August 1, 1998. As a result of revolving credit borrowings the Company recorded interest expense of $534,700 during the quarter ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. At July 31, 1999, the Company had working capital of $34,081,000 as compared with $31,927,200 at January 30, 1999.

     On December 4, 1998, the Company entered into a Loan and Security Agreement with Mellon Bank, N. A., ("Mellon") individually and as agent. The Loan and Security Agreement provides for a $45.0 million revolving credit facility. The Company has granted Mellon a lien on its tangible and intangible assets to secure this term loan and revolving credit facility. Proceeds from this loan were used to refinance the Company's previous revolving credit facility and term loan from Foothill Capital Corporation. As a result of this refinancing, the Company incurred a prepayment penalty of approximately $720,000 and wrote off approximately $640,000 of unamortized debt issuance costs. These amounts were offset by approximately $315,000 in accrued debt discount and related liabilities and approximately $387,000 in income tax benefits related to this extraordinary item.

     The Mellon revolving credit facility bears interest at the option of the Company at prime (8.00% at July 31, 1999) or LIBOR (5.22% at July 31, 1999) plus a margin ranging from 1.75% to 3.25% depending upon the Company's EBITDA, has a term of five years and includes a $20.0 million sublimit for letter of credit advances. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Mellon Loan and Security Agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth and fixed charge coverage ratios, and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. In April 1999 the Company and Mellon amended the Loan Agreement to allow for the inclusion of participant lenders and to modify certain other provisions, including the tangible net worth and fixed charge coverage ratio covenant. The Company was in compliance with all covenants, as amended, as of and for the quarter ended July 31, 1999.

     The Company believes that the sources of capital above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 1999.

YEAR 2000 COMPLIANCE

     The Company is conducting a comprehensive review of its information technology and non information technological systems to determine which systems will require modification to enable processing of transactions related to the year 2000 and beyond. The primary information systems upon which the Company relies for its daily operations are the point of sale register systems, its merchandising system and its general ledger accounting systems. The Company has completed testing of its point of sale and existing general ledger system and concluded that these systems are capable of processing transactions in the year 2000 and beyond. The Company's merchandising system will require remediation that is estimated to cost less than $250,000. A further and complete analysis of the Company's internal systems has indicated that despite the systems' ability to properly process transactions related to the year 2000 and beyond, the Company's overall operations would be better served by replacing the existing general ledger and merchandising systems. As of January 30, 1999, the Company has completed the installation of its new general ledger system. The Company's new merchandising system has been warranted to be a year 2000 compliant system by the supplier, and installation is currently in progress. A contingency plan to remediate the existing merchandising system is scheduled for completion by October 29, 1999. The Company estimates that it will spend an additional $525,000 to $725,000 of budgeted funds through the end of the fiscal year ending January 30, 2000 ("Fiscal 1999") to replace its existing merchandise and financial accounting systems. Included in fixtures and equipment in process for the quarter ended July 31, 1999 is approximately $1,256,600 of new system costs. One of the primary requirements imposed by the Company on its new systems vendors is certification of year 2000 compliance and compatibility. The costs for new systems will be capitalized and depreciated, to the extent permitted by generally accepted accounting principles, in accordance with the Company's fixed asset policy.

     In an effort to determine and ensure that there would be no material and adverse impact on the results of the Company's operations caused by non informational technological systems, an internal committee was developed using a cross section of all disciplines within the Company. All of the Company's vendors and suppliers were polled and asked to evaluate and confirm their abilities to process transactions in the year 2000 and beyond. This committee, which reports directly to the Company's Chief Financial Officer, is currently evaluating responses from vendors and has preliminarily identified all mission critical non-information technological systems. These systems will be tested and contingency plans will be developed for those systems deemed to be non-compliant. It is the committee's intention to complete its testing and contingency planning before September 30, 1999. As of September 10, 1999, contingency plans are being developed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the quarter ended July 31, 1999, and it fluctuates with the lending bank's prime rate or LIBOR rates.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None - not applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None - not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None - not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        The Annual Meeting of Shareholders of the Company was held on June 23, 1999. At the Annual Meeting, the shareholder elected Larry Feld for a term of four years as described below:

           Name                           For                 Withheld Authority
           ----                           ---                 ------------------
      Larry Feld                       21,933,190                  155,779
      Verna K. Gibson                  21,935,372                  153,597

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


                                       TODAY'S MAN, INC.
                                        (Registrant)

Date:    September 13, 1999            /s/ DAVID FELD
                                       ---------------------------------
                                       David Feld
                                       Chairman of the Board and
                                       Chief Executive Officer

Date:    September 13, 1999            /s/ FRANK E. JOHNSON
                                       ---------------------------------
                                       Frank E. Johnson
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer
                                       Principal Financial Officer

Date:    September 13, 1999            /s/ BARRY S. PINE
                                       ---------------------------------
                                       Barry S. Pine
                                       Vice President and Controller
                                       Principal Accounting Officer