Form 10-Q
period 1999-10-30
TODAYS MAN INC
filed 1999-12-14
CIK 885546

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934.

For the quarterly period ended October 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______________________to_______________________


                           Commission File No.0-20234

                                Today's Man, Inc.
             (Exact name of registrant as specified in its charter)

              Pennsylvania                            23-1743137
     (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)

    835 Lancer Drive, Moorestown, NJ                    08057
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number                        609-235-5656

                                 Not Applicable
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          YES _X_          NO ___.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN A BANKRUPTCY DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          YES _X_          NO ___.

27,014,635 common shares were outstanding as of December 13, 1999.

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

       Consolidated Balance Sheets
                  October 30, 1999 and January 30, 1999....................................................1

       Consolidated Statements of Operations
                  Thirteen weeks ended October 30, 1999 and October 31, 1998...............................2

       Consolidated Statements of Operations
                  Thirty-nine weeks ended October 30, 1999 and October 31, 1998............................3

       Consolidated Statements of Cash Flows
                  Thirty-nine weeks ended October 30, 1999 and October 31, 1998............................4

                  Notes to Consolidated Financial Statements.............................................5-6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................7-10

       Item 3.    Quantitative and Qualitative Disclosures about Market Risks.............................11

PART II.          OTHER INFORMATION

       Item 1.    Legal Proceedings......................................................................11

       Item 2.    Changes in Securities and Use of Proceeds..............................................11

       Item 3.    Defaults Upon Senior Securities........................................................11

       Item 4.    Submission of Matters to a Vote of Security Holders....................................11

       Item 5.    Other Information......................................................................11

       Item 6.    Exhibits and Reports on Form 8-K.......................................................11

         Signatures......................................................................................12

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          October 30,    January 30,
                                                                          -----------    -----------
                                                                             1999           1999
                                                                          -----------    -----------
                                                                          (Unaudited)
                                     ASSETS
Current assets:
      Cash and cash equivalents                                           $   126,200   $ 1,181,100
      Due from credit card companies and other receivables, net             2,177,000     1,535,300
      Inventory                                                            45,863,800    34,636,600
      Prepaid expenses and other current assets                             4,351,200     3,903,800
      Prepaid inventory purchases                                           2,112,100     3,038,600
                                                                          -----------   -----------
         Total current assets                                              54,630,300    44,295,400

Property and equipment, less accumulated depreciation and
      amortization                                                        $34,082,600   $32,664,800
Loans to shareholders                                                         228,400       228,400
Rental deposits and other noncurrent assets                                 1,965,300     1,785,600
                                                                          -----------   -----------
                                                                          $90,906,600   $78,974,200
                                                                          ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                                              $ 9,532,600   $ 5,719,400
      Accrued expenses and other current liabilities                        3,481,700     5,827,200
      Capital lease obligations                                               253,300       821,600
                                                                          -----------   -----------
         Total current liabilities                                         13,267,600    12,368,200

Capital lease obligations, less current maturities                                 --       216,000
Deferred rent and other                                                     4,580,600     4,750,000
Obligations under revolving credit facility                                23,423,500     8,945,700
                                                                          -----------   -----------
                                                                           41,271,700    26,279,900

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued            --            --
Common stock, no par value, 100,000,000 shares authorized,
      27,014,635 and 27,014,485 shares issued and outstanding at
      October 30, 1999 and January 30, 1999 respectively                   48,451,600    48,451,200
Retained earnings                                                           1,183,300     4,243,100
                                                                          -----------   -----------
Total shareholders' equity                                                 49,634,900    52,694,300
                                                                          -----------   -----------
                                                                          $90,906,600   $78,974,200
                                                                          ===========   ===========

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          FOR THIRTEEN WEEKS ENDED
                                                          Oct. 30,         Oct. 31,
                                                         ------------    ------------
                                                             1999            1998
                                                         ------------    ------------
Net sales                                                $ 42,090,900    $ 48,269,900

Cost of goods sold                                         26,178,100      29,334,300
                                                         ------------    ------------

       Gross profit                                        15,912,800      18,935,600

Selling, general and administrative expenses               18,079,600      16,933,900
                                                         ------------    ------------

Income (loss) from operations                              (2,166,800)      2,001,700

Interest expense and other income, net                        364,400       1,172,800
                                                         ------------    ------------

       Income (loss) before income taxes                   (2,531,200)        828,900

Income taxes (benefit)                                       (936,700)        307,000
                                                         ------------    ------------

Net income (loss)                                        $ (1,594,500)   $    521,900
                                                         ============    ============

Earnings (loss) per share - basic                        $      (0.06)   $       0.02
                                                         ============    ============

Weighted average shares outstanding                        27,014,635      27,278,687

Earnings (loss) per share, assuming dilution             $      (0.06)   $       0.02
                                                         ============    ============

Weighted average shares outstanding, assuming dilution     27,014,635      27,278,687


                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          FOR THIRTY-NINE WEEKS ENDED
                                                           Oct. 30,          Oct. 31,
                                                         -------------    -------------
                                                              1999            1998
                                                         -------------    -------------
Net sales                                                $ 134,493,200    $ 146,103,400

Cost of goods sold                                          85,973,500       92,474,900
                                                         -------------    -------------

       Gross profit                                         48,519,700       53,628,500

Selling, general and administrative expenses                52,379,600       48,289,800
                                                         -------------    -------------

Income (loss) from operations                               (3,859,900)       5,338,700

Interest expense and other income, net                         899,100        2,704,500
                                                         -------------    -------------

       Income (loss) before income taxes                    (4,759,000)       2,634,200

Income taxes (benefit)                                      (1,699,200)         975,000
                                                         -------------    -------------

Net income (loss)                                        $  (3,059,800)   $   1,659,200
                                                         =============    =============

Earnings (loss) per share - basic                        $       (0.11)   $        0.06
                                                         =============    =============

Weighted average shares outstanding                         27,014,601       27,281,646

Earnings (loss) per share, assuming dilution             $       (0.11)   $        0.06
                                                         =============    =============

Weighted average shares outstanding, assuming dilution      27,014,601       27,281,646

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             FOR THIRTY-NINE WEEKS ENDED
                                                                              Oct. 30,          Oct. 31,
                                                                            -------------    -------------
                                                                                1999             1998
                                                                            -------------    -------------
Operating activities
     Net income (loss)                                                      $  (3,059,800)   $   1,659,200
         Adjustments to reconcile net income (loss) to net cash in
              operating activities:
         Depreciation and amortization                                          2,685,600        2,256,400
         Accretion of debt discount                                                    --          713,600
         Deferred credits                                                        (169,400)         892,000
         Tax benefit of net operating loss carryforward                                --          975,000
     Changes in operating assets and liabilities:
         Decrease (increase) in receivables                                      (641,700)         107,900
         Increase in inventory                                                (11,227,200)      (8,292,400)
         Decrease (increase) in prepaid expenses and other current assets         479,100       (2,645,800)
         Decrease (increase) in rental deposits and other non current
             assets                                                              (179,700)         526,500
         Increase (decrease) in payables, accrued expenses and
             liabilities subject to
             settlement                                                         1,467,700       (9,306,300)
         Decrease in restricted cash                                                   --        8,720,500
                                                                            -------------    -------------
     Total adjustments                                                         (7,585,600)      (6,052,600)
                                                                            -------------    -------------

Net cash used in operating activities                                         (10,645,400)      (4,393,400)

Cash flow used in investing activities:
     Capital expenditures                                                      (2,333,400)      (2,871,700)
     Fixtures and equipment in process                                         (1,770,000)              --
                                                                            -------------    -------------
Net cash used in investing activities                                          (4,103,400)      (2,871,700)

Cash flow provided by financing activities:
     Repayment of capital leases                                                 (784,300)      (1,029,600)
     Borrowings under revolving credit facility                               130,775,800       47,885,000
     Repayment of term loan and revolving credit facility                    (116,298,000)     (39,697,600)
     Proceeds from exercise of stock options and common stock
         purchase warrants                                                            400           12,800
                                                                            -------------    -------------
Net cash provided by financing activities                                      13,693,900        7,170,600

Net decrease in cash and cash equivalents                                      (1,054,900)         (94,500)
Cash and cash equivalents at beginning of period                                1,181,100          219,500
                                                                            -------------    -------------
Cash and cash equivalents at end of period                                  $     126,200    $     125,000
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

     As of January 31, 1998, the Company effected a quasi-reorganization through the application of $27,316,200 of its $74,115,700 Common Stock account to eliminate its retained deficit. The Company's Board of Directors decided to effect a quasi-reorganization given that the Company had completed its restructuring, obtained long-term financing and successfully emerged from bankruptcy. The Company's retained deficit at January 31, 1998 was related to operations that resulted in the restructuring of the Company and the losses incurred during the Chapter 11 proceeding and was not, in management's view, reflective of the Company's then current financial condition.

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

                                TODAY'S MAN, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


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

RESULTS OF OPERATIONS:

     The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen week and thirty-nine periods ended October 30, 1999 and October 31, 1998, respectively.

                                                   PERCENTAGE OF NET SALES
                                                  THIRTEEN          THIRTY-NINE
                                                 WEEKS ENDED        WEEKS ENDED
                                              Oct. 30,  Oct. 31,  Oct. 30,  Oct. 31,
                                                1999      1998      1999      1998
                                               ----------------    ---------------
Net sales                                      100.0%    100.0%   100.0%    100.0%
Cost of goods sold                              62.2      60.8     63.9      63.3
                                               ----------------    ---------------
     Gross profit                               37.8      39.2     36.1      36.7
Selling, general and administrative expenses    42.9      35.1     39.0      33.0
                                               ----------------    ---------------
     Income (loss) from operations              (5.1)      4.1     (2.9)      3.7
     Interest expense and other income, net       .9       2.4       .6       1.9
                                               ----------------    ---------------
Income (loss) before income taxes               (6.0)      1.7     (3.5)      1.8
Income taxes (benefit)                          (2.2)      0.6     (1.2)      0.7
                                               ----------------    ---------------
     Net income (loss)                          (3.8)%     1.1%    (2.3)%     1.1%
                                               ================    ===============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THIRTEEN WEEKS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998:

NET SALES. Net sales decreased $6,179,000 or 12.8% in the third quarter of fiscal 1999 compared to the year ago period. Comparative store sales decreased $6,608,000 or 13.8% in the third quarter of fiscal 1999. The decrease in net sales is a result of the decline in foot traffic the Company experienced. There were 29 and 25 superstores in operation at October 30, 1999 and October 31, 1998, respectively.

GROSS PROFIT. Gross profit as a percentage of net sales decreased to 37.8% for the third quarter of 1999 compared to 39.2% for the third quarter of 1998. The decrease in the gross profit percentage is a result of the decline in foot traffic causing more markdowns to be taken in order to cleanse seasonal inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,145,700 or 6.8% in the third quarter of fiscal 1999, and increased as a percentage of sales to 42.9% from 35.1% in the third quarter of fiscal 1998. The dollar increase is primarily due to increased advertising costs associated with the Company's branding campaign. Additionally, the Company incurred $244,200 of new store expenses attributable to the opening of four new stores in the Baltimore, Maryland and Washington D.C. markets. Store payroll, occupancy and advertising costs increased by $1,303,000 or 13.1% in the third quarter of fiscal 1999, and represented 26.6% of sales compared with 21.6% of sales for the year ago period.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $808,400 for the third quarter of fiscal 1999. The decrease in interest expense is attributable to the lower interest rate obtained by the refinancing of the Company's revolving credit facility with Mellon Bank on December 4, 1998 which bears interest at prime (8.25% at October 30, 1999). The Mellon Bank facility permits the Company to have one or more portions of the outstanding balance of its loan accrue interest at LIBOR rate plus applicable margin. The Company elected to have $9,500,000 accrue interest at LIBOR rate plus applicable margin (7.72%) effective June 25, 1999 for a period of 90 days. On September 27, 1999 the Company elected to have $18,000,000 accrue interest at LIBOR plus applicable margin (7.94%) for a period of 60 days. The Company had average borrowings under its revolving credit facility of $18,505,700 during the quarter ended October 30, 1999.


THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998:

NET SALES. Net sales decreased $11,610,200 or 7.9% for the first nine months of fiscal 1999 compared to the year ago period. Comparative store sales decreased 8.2%. The decrease in net sales is a result of the decline in foot traffic the Company experienced. There were 29 and 25 superstores in operation at October 30, 1999 and October 31, 1998, respectively.

GROSS PROFIT. Gross profit as a percentage of net sales decreased to 36.1% for the first nine months of 1999 compared to 36.7% for the first nine months of 1998. The decrease in gross profit percentage is a result of the decline in foot traffic causing more markdowns to be taken in order to cleanse seasonal inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4,089,800 or 8.5% in the first nine months of fiscal 1999, and increased as a percentage of sales to 39.0% from 33.0% in the third quarter of fiscal 1998. The dollar increase is due primarily to advertising costs related to the Company's branding campaign. Additionally, the Company incurred $267,000 of new store expenses attributable to the opening of four new stores in the Baltimore, Maryland and Washington D.C. markets. Store payroll, occupancy, and advertising costs increased $3,574,500 or 12.7% for the first nine months of fiscal 1999, and represented 23.5% of sales compared with 19.2% of sales for the year ago period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $1,805,400 from the first nine months of fiscal 1998. The decrease in interest expense is attributable to the lower interest rate obtained by the refinancing of the Company's revolving credit facility with Mellon Bank on December 4, 1998, which bears interest at prime (8.25% at October 30, 1999). The Mellon bank facility permits the Company to have one or more portions of the outstanding balance of its loan accrue interest at LIBOR rate plus applicable margin. The Company elected to have $9,500,000 accrue interest at LIBOR plus applicable margin (7.72%) effective June 25, 1999 for a period of 90 days. On September 27, 1999 the Company elected to have $18,000,000 accrue interest at LIBOR plus applicable margin (7.94%) for a period of 60 days. The
Company had average borrowings under its revolving credit facility of $15,118,900 during the nine month period ended October 31,1999. The Company had average borrowings under its revolving credit facility of $15,118,900 during the nine months ended October 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. At October 30, 1999, the Company had working capital of $41,616,000 as compared with $31,927,200 at January 30, 1999.

     On December 4, 1998, the Company entered into a Loan and Security Agreement with Mellon Bank, N. A., ("Mellon") individually and as agent. The Loan and Security Agreement provides for a $45.0 million revolving credit facility. The Company has granted Mellon a lien on its tangible and intangible assets to secure this term loan and revolving credit facility. Proceeds from this loan were used to refinance the Company's previous revolving credit facility and term loan from Foothill Capital Corporation. As a result of this refinancing, the Company incurred a prepayment penalty of approximately $720,000 and wrote off approximately $640,000 of unamortized debt issuance costs. These amounts were partially offset by approximately $315,000 in accrued debt discount and related liabilities and approximately $387,000 in income tax benefits related to this extraordinary item.

     The Mellon revolving credit facility bears interest at the option of the Company at prime (8.25% at October 30, 1999) or LIBOR plus a margin ranging from 1.75% to 3.25% depending upon the Company's EBITDA, has a term of five years and includes a $20.0 million sublimit for letter of credit advances. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves.

     The Mellon Loan and Security Agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth and fixed charge coverage ratios, and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. In April 1999, the company and Mellon amended the Loan Agreement to allow for the inclusion of participant lenders and to modify certain other provisions, including the tangible net work and fixed charge coverage ratio covenant. The Company was in compliance with all covenants as of and for the quarter ended October 30, 1999.

     The Company believes that the sources of capital above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Year 2000 Compliance

     The Company has conducted a comprehensive review of its information technology and non information technological systems to determine which systems will require modification to enable processing of transactions related to the year 2000 and beyond. The primary information technology systems upon which the Company relies for its daily operations are the point of sale register systems, its merchandising system and its general ledger accounting systems. The Company has completed testing of its point of sale and existing general ledger system and concluded that these systems are capable of processing transactions in the year 2000 and beyond. The Company has completed testing its merchandising system and such system will require remediation that is estimated to cost less than $250,000. A further and complete analysis of the Company's internal systems has indicated that despite the systems' ability to properly process transactions related to the year 2000 and beyond, the Company's overall operations would be better served by replacing the existing general ledger and merchandising systems. As of January 30, 1999, the Company has completed the installation of its new general ledger system. The Company's new merchandising system has been warranted to be a year 2000 compliant system by the supplier, and installation is currently in progress. A contingency plan to remediate the existing merchandising system was completed by October 16, 1999. The Company estimates that it will spend an additional $100,000 to $125,000 of budgeted funds through the end of the fiscal year ending January 30, 2000 ("Fiscal 1999") to replace its existing merchandise and financial accounting systems. Included in fixtures and equipment in process for the quarter ended October 30, 1999 is approximately $1,347,800 of new system costs and $49,500 of year 2000 compliance modifications. One of the primary requirements imposed by the Company on its new systems vendors is certification of year 2000 compliance and compatibility. The costs for new systems will be capitalized and depreciated, to the extent permitted by generally accepted accounting principles, in accordance with the Company's fixed asset policy.

     In an effort to determine and ensure that there would be no material and adverse impact on the results of the Company's operations caused by non informational technological systems, an internal committee was developed using a cross section of all disciplines within the Company. All of the Company's vendors and suppliers were polled and asked to evaluate and confirm their abilities to process transactions in the year 2000 and beyond. This committee, which reports directly to the Company's Chief Financial Officer, is currently evaluating responses from vendors and has preliminarily identified all mission critical non-information technological systems. These systems will be tested and contingency plans will be developed for those systems deemed to be non-compliant. It is the committee's intention to complete its testing and contingency planning before December 20, 1999.

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



                                       TODAY'S MAN, INC.
                                         (Registrant)


Date:    December 13, 1999             /s/ David Feld
                                       -----------------------------------------
                                       David Feld
                                       Chairman of the Board and
                                       Chief Executive Officer


Date:    December 13, 1999             /s/ Frank E. Johnson
                                       -----------------------------------------
                                       Frank E. Johnson
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer
                                       Principal Financial Officer


Date:    December 13, 1999             /s/ Barry S. Pine
                                       -----------------------------------------
                                       Barry S. Pine
                                       Vice President and Controller
                                       Principal Accounting Officer