Form 10-K
period 2000-01-29
TODAYS MAN INC
filed 2000-05-15
CIK 885546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended January 29, 2000
                                       or
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

                           Commission File No. 0-20234

                                TODAY'S MAN, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Pennsylvania                                     23-1743137
         ------------                                     ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

            835 Lancer Drive
         Moorestown, New Jersey                                       08057
         ----------------------                                       -----
(Address of principal executive offices)                           (Zip Code)

        Registrant's Telephone Number, Including Area Code (609) 235-5656 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, no par value                                  27,040,725
--------------------------                                  ----------
     (Title of Class)                             (Number of Shares Outstanding
                                                       as of April 28, 2000)

Common Stock Purchase Warrants                              5,427,777
------------------------------                              ---------
       (Title of Class)                          (Number of Warrants Outstanding
                                                      as of April 28, 2000)

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

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

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [X] No [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant is $10,464,566 (1).

     Documents incorporated by reference are listed in the Exhibit Index.

------------------------
(1) The aggregate dollar amount of the voting and non-voting common equity set forth equals the number of shares of and warrants for the Company's Common Stock outstanding, reduced by the amount of shares of and warrants for Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock and Warrants for Common Stock, multiplied by $.5625 and $.125, the last reported sale price for the Company's Common Stock and Warrants on April 19, 2000. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.



                                      TABLE OF CONTENTS
                                                                                             PAGE
                                                                                             ----
                                            PART I
Item 1.     Business...........................................................................1

Item 2.     Properties.........................................................................9

Item 3.     Legal Proceedings..................................................................10

Item 4.     Submission of Matters to a Vote of Security Holders................................10

Item 4.1    Certain Executive Officers of the Registrant.......................................10

                                           PART II

Item 5.     Market for Registrant's Common Stock and Related Shareholder
            Matters............................................................................11

Item 6.     Selected Financial Data............................................................12

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................................13

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.........................19

Item 8.     Financial Statements and Supplementary Data........................................19

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...............................................................19

                                           PART III

Item 10.    Directors and Executive Officers of the Registrant.................................19

Item 11.    Executive Compensation.............................................................19

Item 12.    Security Ownership of Certain Beneficial Owners and Management.....................19

Item 13.    Certain Relationships and Related Transactions.....................................19

                                           PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................20-22

            Signatures.........................................................................23

            Index to Consolidated Financial Statements.........................................F-1

                                              --------------

     As used in this Report on Form 10-K, "fiscal 1991," "fiscal 1992," "fiscal 1993," "fiscal 1994," "fiscal 1995," "fiscal 1996," "fiscal 1997," "fiscal
1998," "fiscal 1999," "fiscal 2000," and "fiscal 2001," refer to the Company's fiscal years ended or ending February 1, 1992, January 30, 1993, January 29, 1994, January 28, 1995, February 3, 1996, February 1, 1997, January 31, 1998,
January 30, 1999, January 29, 2000, February 3, 2001 and February 2, 2002 respectively.

Today's Man(R) is a registered trademark of the Company.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Today's Man, Inc. is a leading operator of menswear superstores specializing in tailored clothing, furnishings sportswear and shoes. The Company operates a chain of 29 superstores ranging in size from approximately 18,000 to 34,000 gross square feet in the Greater Philadelphia, Washington, D.C., Baltimore and New York markets. The Company seeks to be the leading menswear retailer in each of its markets by providing a broad and deep assortment of moderate to better, current-season, private label merchandise at everyday low prices which the Company believes represents the greatest value at a given price point. The Company provides these everyday low prices to its customers through economies provided by its large volumes of preplanned inventory purchases. The Company generated net sales of $402 per square foot of selling space in its superstores in fiscal 1999.

     In May 2000, the Company announced that it plans to close the Center City, Philadelphia, Pennsylvania store, the Manhasset, New York store, and the Norwalk, Connecticut store by the third quarter of fiscal 2000.

     In March 2000, the Company announced that it had retained investment banker Wasserstein Perella & Co., Inc. to explore opportunities for raising additional capital and enhancing shareholder value.

     In October and November 1999, the Company opened four new superstores in the Greater Washington D.C. market in Germantown, Maryland, Towson, Maryland, Springfield, Virginia and Sterling, Virginia.

     In November 1999, the Company announced the launch of Todaysman.com, the Company's online virtual superstore.

     Messrs. Ira Brind and Randall Lambert resigned as directors in the first quarter of fiscal 2000 and Mr. Bernard J. Korman resigned as a director in the fourth quarter of fiscal 1999. Additionally, Leonard Wasserman, Executive Vice President, Office of the President, retired in January, 2000 but continues to serve on the Board of Directors.

     In July 1999, Mr. David Mangini, joined the company as Executive Vice President and Chief Merchandising Officer.

     The Company was incorporated in Pennsylvania in 1971 as Feld & Sons, Inc. and changed its name to Today's Man, Inc. in March 1992. The Company's executive and administrative offices are located at 835 Lancer Drive, Moorestown West Corporate Center, Moorestown, New Jersey 08057 and its telephone number is (856) 235-5656.

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

     Growth Strategy. The Company opened four stores and its Internet electronic commerce site in 1999. The Company cannot assure you that new stores will generate sales volumes comparable to those of its existing stores. Also, the opening of additional stores in existing markets and the Company's Internet site may have the effect of attracting customers from the Company's existing stores. The Company cannot assure you that the Internet site will be profitable. The Company plans to close three under-performing stores in fiscal 2000 and does not expect to open any new stores in fiscal 2000. The Company's growth over the next several years depends principally on establishing and maintaining profitability in existing sites and the availability of appropriate financing for expansion.

     Small Store Base; Geographic Concentrations. The Company currently operates a chain of 29 superstores, which are located in the Greater Philadelphia, Washington, D.C., Baltimore and New York markets. Due to the Company's relatively small store base, one or more unsuccessful new stores, or a decline in sales at an existing store, would have a more significant effect on the Company's results of operations than would be the case if the Company had a larger store base. Because the Company's superstores currently are located in only four markets, the effect on the Company of adverse events in any of those markets may be greater than if the Company's stores were more geographically dispersed.

     Declining Unit Sales of Men's Tailored Clothing. On a national basis, unit sales of men's tailored clothing have been declining over many years. The Company believes that this decline can be attributed to men allocating a lower portion of their disposable income to tailored clothing as a result of less frequent changes in tailored clothing fashions, relaxation of dress codes by many employers and a more casual lifestyle. The Company also believes that this decline has contributed to a consolidation among retailers of men's tailored clothing. There can be no assurance that the Company will continue to be able to maintain or increase its sales volume or attain profitability as further consolidation of the industry occurs as the unit sales of men's tailored clothing continues to decline.

     Control by Majority Shareholder. Mr. David Feld beneficially owns approximately 36% of the outstanding Common Stock and together with the other directors and executive officers of the Company, collectively beneficially own or owns approximately 40% of the outstanding Common Stock. Accordingly, Mr. David Feld, together with the other directors and executive officers of the Company, will likely be able to effectively control most matters requiring approval by the Company's shareholders, including the election of directors. In addition, Mr. David Feld has pledged 5,439,578 shares of Common Stock to secure loans. In the event of default by Mr. David Feld, the sale of all or a large block of the pledged shares by a lender to one purchaser or a group of purchasers acting in concert would result in such purchaser or group owning a substantial block of the outstanding Common Stock of the Company and being able to significantly affect the outcome of the election of directors and of all votes which require shareholder approval. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

     Relationship with Suppliers; Foreign Currency Fluctuations. The Company's business is dependent upon its ability to purchase both brand name and private label merchandise in large quantities and at attractive prices. During fiscal 1999, approximately 45% of the dollar volume of all merchandise purchased by the Company was purchased from ten vendors, and approximately 43% of the dollar volume of all merchandise was purchased from overseas vendors. While the Company believes that alternative sources of supply are available, any disruption in the Company's sources of supply could have a material adverse effect on its business. Moreover, although the Company historically has hedged its exposure to fluctuations in the relationship between the dollar and various foreign currencies, the Company currently is not engaging in hedging transactions and could incur additional expense in the event of currency fluctuations. See "Business--Purchasing." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Senior Management. The success of the Company's business will continue to be dependent upon David Feld and the other members of senior management. The Company's continued growth also will depend upon its ability to attract and retain additional skilled management personnel and store managers. The Company does not maintain key-man life insurance for Mr. David Feld or any other senior member of management. See Item 4.1 "Certain Executive Officers of the Registrant" and Item
10. "Directors and Executive Officers."

     Seasonality and General Economic Conditions. The Company's business is affected by the pattern of seasonality common to most apparel retailers. Historically, the Company has generated a significant portion of its net sales and the majority of its profits during its fourth fiscal quarter, which includes the Christmas selling season, and has experienced losses or nominal earnings in its first and third fiscal quarters. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Quarterly Results." The Company's operating results may be adversely affected by unfavorable local, regional or national economic conditions, especially those affecting the Mid-Atlantic Region where the Company's 29 stores are currently located. During recessionary periods, consumers can be expected to reduce their spending on discretionary items such as menswear.

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

     Each Warrant is exercisable for one share of Common Stock at an exercise price of $2.70 per share. Accordingly, the market price of the Warrants is directly affected by the market price of the Common Stock. In the event that the market price of the Common Stock is less than $2.70, the Warrants may have little or no market value. During fiscal 1999, the expiration date of the Warrants was extended to January 2, 2001 and the Warrants will not be exercisable after such time.

     Shares Eligible for Future Sale. Sales of the Company's Common Stock and Warrants in the public market could adversely affect the market price of the Company's Common Stock and Warrants and could impair the Company's future ability to raise capital through the sale of equity securities. As of April 19, 2000, the Company has 27,040,725 shares of Common Stock and 5,427,777 Warrants outstanding, all of which are available for resale in the public market without restrictions, except for any such shares held by persons who may be deemed to be "affiliates" of the Company. In addition, the Company has registered under the Securities Act all of the 2,450,000 shares authorized for issuance under the Company's Management Stock Option Plan.

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

     Pursuant to the Plan of Reorganization, the Company paid an aggregate of $51.0 million and issued 9,656,269 shares of Common Stock to its creditors in settlement of $73.3 million of outstanding indebtedness, including post-petition interest. Under the Plan of Reorganization, holders of the Company's Common Stock received for each share of old Common Stock: (1) one share of new Common Stock and (2) 0.5 of a Common Stock Purchase Warrant ("Warrant"). Each whole Warrant entitles the holder to purchase one share of new Common Stock at an exercise price of $2.70 per share at any time on or before January 2, 2001. A total of 5,430,503 Warrants were issued to the Company's shareholders of record as of October 14, 1997.

MERCHANDISING

     Today's Man seeks to offer a larger selection and variety of menswear, in terms of styles, sizes and price points, than its competitors. The Company's merchandise assortment consists principally of tailored clothing (suits, sportcoats, slacks, formal wear and outerwear), furnishings and accessories (dress shirts, ties, belts, suspenders, underwear, socks, scarves and gloves) and sportswear (casual pants, sportshirts, sweaters and jackets) and shoes. A 25,000 square foot superstore typically offers 52,000 items, including approximately 4,000 suits in American and European styles, 1,800 sportcoats, 11,000 dress shirts, 7,500 ties, 6,000 pairs of dress and casual pants and 4,000 pairs of shoes. The core of the Company's merchandise offering is primarily Today's Man private label suits (featuring the Company's private labels, Made in Italy and Made in England) at prices typically ranging from $150 to $400. In fiscal 1999, nearly 48% of the Company's net sales were tailored clothing, with approximately 47% divided between furnishings and sportswear and 5% of net sales from licensed shoe department sales.

     In July 1995, the Company entered into a License Agreement with Shoe Corporation of America ("SCOA"), pursuant to which SCOA installed and operates licensed shoe departments in the

Company's stores. Under the terms of the license agreement, SCOA is responsible for the operations of the department including inventory purchases, presentation, staffing and management. The Company remits, on a weekly basis, the net proceeds due to SCOA. SCOA filed for Chapter 11 under the U. S. Bankruptcy Code in June, 1999 and was subsequently acquired by Morse Shoe, Inc. in February, 2000. Today's Man then amended its shoe license agreement with Morse Shoe, Inc. The provisions of the contract generally remain the same. Morse Shoe, Inc. is responsible for the operations of the shoe department including inventory purchases, presentation, staffing and management. Today's Man remits, on a weekly basis, the net proceeds due to Morse Shoe, Inc. This license agreement expires January 31, 2006. The Company recorded sales of $12,642,600, $12,208,100 and $10,357,600 from licensed shoe department sales for fiscal 1997, 1998 and 1999, respectively.

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

     Each store is managed by a store manager who is compensated by a base salary and a bonus based on the store's sales performance, shrinkage and other factors. Store managers have an average of 15 years of retail experience. Store managers report to one of four regional managers. All stores have one or more assistant managers, two to three clothing department heads (including the head of the tailoring department) and an average of 24 full-time and 13 part-time associates (including sales associates, tailors and cashiers). Most of the Company's tailored clothing associates have prior retail experience. Additional training is provided on the job by the store's assistant managers and department heads.

     Full-function tailoring facilities are located at each store and are typically staffed by one fitter, four full-time and one part-time tailors and one presser under the supervision of the head of the tailoring department and an assistant. As part of the Today's Man efficient shopping experience, the Company seeks to provide professional alterations within one week. Because the Company views efficient and competitively priced tailoring as a means of attracting and retaining its core customers, the Company's tailoring services generally are priced at cost.

     The Company maintains an appropriate level of security in each store based on local conditions.

PURCHASING

     The Company purchases most of its merchandise in large volumes through preplanned buying programs, which allow it to consistently offer a broad and deep selection of current-season, moderate to better private label menswear at substantial savings to its customers. The Company typically does not purchase manufacturers' production overruns and does not seek advertising allowances from its vendors.

     The Company purchased merchandise from approximately 107 domestic and overseas manufacturers and suppliers during fiscal 1999. During that year, the top ten vendors by dollar volume accounted for approximately 45% of total purchases, but no vendor accounted for more than 10% of the Company's purchases. Of the Company's purchases by dollar volume in fiscal 1999, approximately 43% were from overseas vendors, primarily in U.S. dollars. Moreover, although the Company historically has hedged its exposure to fluctuations in the relationship between the dollar and various foreign currencies, the Company is not engaging in hedging transactions and could incur additional expense in the event of currency fluctuations. Many of the Company's overseas purchases are financed by letters of credit. Understanding the importance of the vendors to the Company's business, management has focused on developing good relationships over the years with many of its vendors. As a result, the Company experienced positive vendor support from its pre-petition supplier base during the Bankruptcy proceedings and was also able to add new key national vendors while in Chapter 11. The Company's vendor base has continued its support since the Company's emergence from Chapter 11.

     The Company purchased approximately 5.7 million units of merchandise in fiscal 1999. This merchandise is made by manufacturers based upon the Company's quality and size specifications, often using materials that the Company has purchased from other suppliers. The Company uses quality control inspectors to oversee the manufacture of its merchandise to maintain its quality standards. The Company believes that by overseeing the design of its own private label merchandise and by dealing directly with manufacturers, it is able to offer fashionable merchandise at substantial savings to its customers. The Company does not own or operate any manufacturing facilities.

DISTRIBUTION

     The Company's distribution center is adjacent to the Company's executive and administrative offices in an office park in Moorestown, New Jersey. The distribution center is a modern 116,000 square foot facility constructed in 1987 that was expanded by the landlord in fiscal 1992. The expansion doubled the Company's merchandise processing potential to ten million units per year, increasing the number of superstores it is capable of serving using a single shift to approximately 30. The Company believes that the distribution facility is capable of supporting an additional 29 superstores by using two shifts. Merchandise is generally shipped directly by common carriers to the distribution center or to ports or airports for pick up by the Company's trucks. Merchandise from local manufacturers is often picked up by the Company's trucks directly from the manufacturer. At the distribution center, merchandise is received, counted, ticketed with the Company's bar coded labels and sorted for distribution to the Company's stores. Whenever possible, merchandise is preticketed with the Company's bar coded labels by the Company's vendors prior to delivery to reduce processing time and expense. Deliveries are made from the distribution center to each store typically twice a week by the Company's trucks. Merchandise is usually shipped to the stores ready for immediate placement on the selling floor.

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

     In 1999, the Company implemented a new retail information system. This state-of-the-art database system tracks merchandise from order through sale, comparing actual to planned results and highlighting areas requiring management attention. The new system enables the Company to work on improving its management of merchandising inventories, in-store stock replenishment, and financial reporting.

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

     Today's Man credit cards are issued by a national bank, using the bank's credit standards, on a non-recourse basis to the Company. As of January 29, 2000, approximately 459,000 Today's Man credit cards were outstanding. The Company believes that its credit card is a particularly productive tool for targeted marketing and presents an excellent opportunity to analyze and better understand its customers' shopping patterns and needs.

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

ASSOCIATES

     Today's Man places great importance on recruiting, training and motivating quality store level associates by such methods as promoting associates from within and offering bonuses for associates who recommend successful job applicants. As of January 29, 2000, the Company had 830 full-time and 550 part-time associates. The Company also employs additional part-time clerks and cashiers during peak periods. None of the Company's associates is represented by a labor union. The Company believes that its relationship with its associates is good.

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

"Certain Relationships and Related Transactions."

      The following table provides information regarding the Company's existing and proposed stores under lease:

                                                           Approximate
                                                          Gross Square         Year of
Store Location                                                Feet             Opening
--------------                                           -----------------------------
GREATER PHILADELPHIA MARKET:
Center City Philadelphia, PA (1),(2)                         25,600                1980
Broomall, PA                                                 17,800                1984
Deptford, NJ (1)                                             19,600                1985
Allentown, PA                                                22,700                1986
Montgomeryville, PA                                          22,100                1986
Northeast Philadelphia, PA                                   22,500                1987
King of Prussia, PA                                          25,000                1988
Langhorne, PA (1)                                            25,000                1988
Cherry Hill, NJ                                              25,800                1990

GREATER WASHINGTON, D.C. AND BALTIMORE MARKET:
Bailey's Crossroads, VA                                      26,000                1987
Rockville, MD                                                26,100                1988
Fairfax, VA                                                  25,900                1992
Greenbelt, MD                                                21,100                1995
Springfield, VA                                              17,500                1999
Sterling, VA                                                 17,500                1999
Germantown, MD                                               18,000                1999
Towson, MD                                                   25,700                1999

GREATER NEW YORK MARKET:
Paramus, NJ                                                  30,000                1991
Carle Place, NY                                              33,500                1991
Wayne, NJ                                                    33,400                1992
Stony Brook, NY                                              25,900                1992
Huntington, NY                                               29,300                1993
East Hanover, NJ                                             30,000                1993
Manhassett, NY (2)                                           25,000                1993
Woodbridge, NJ                                               27,100                1993
Manhattan (Sixth Avenue), NY                                 28,100                1994
Hartsdale, NY                                                26,600                1994
Manhattan (Fifth Avenue), NY                                 27,200                1995
Norwalk, CT (2)                                              24,000                1995

(1) Leased from Mr. David Feld. See Item 13. "Certain Relationships and Related Transactions."

(2) To be closed by the third quarter of fiscal 2000. See Note 11. "Subsequent Events."

     The Company leases all of its stores and anticipates that it will continue to do so. Unexpired lease terms range from one to thirty years assuming the exercise of options to renew in certain cases, and no lease is scheduled to expire prior to fiscal 2001. Approximately one-half of the leases have percentage rent clauses, although none of the leases with Mr. David Feld has a percentage rent clause.

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

     In January 1999 the Company brought suit against NationsBank N.A., The Bank of New York, N.A., and Fleet Financial Corp., (formerly Shawmut Bank, N.A.) seeking unspecified damages resulting from the pre-petition lender group's alleged non-performance under the Amended and Restated Loan and Security Agreement dated November 1995. The Company has alleged that the lender group's actions in January 1996 constituted a breach of contract under the loan agreement. As of January 29, 2000 this suit is pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 4.1. CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the executive officers of the Company who are also not directors.

           Name                Age                              Position
           ----                ---                              --------
    David Mangini               55         Executive Vice President and Chief Merchandising
                                             Officer
    Frank E. Johnson            50         Executive Vice President and Chief Financial Officer
    Barry S. Pine               45         Vice President, Controller, and Chief Accounting
                                             Officer

     Mr. Mangini joined the company in July 1999 as Executive Vice President and Chief Merchandising Officer. Prior to joining the Company, Mr. Mangini served as the President of Gadzooks, Inc., a specialty retailer of teen fashions and accessories from August 1998 to April 1999. Prior to that, from 1989 to 1998, Mr. Mangini served as President of the Limited's Structure Division.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

     The Company's Common Stock and Warrants are traded on the Nasdaq National Market System under the symbol "TMAN" and "TMANW," respectively. The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the Common Stock, as reported by Nasdaq:

                                                             HIGH           LOW

     1998
              First Quarter                                $3.63          $2.88
              Second Quarter                                3.03           1.69
              Third Quarter                                 1.94           1.13
              Fourth Quarter                                3.25           1.28

     1999
              First Quarter                                $2.03          $1.13
              Second Quarter                                1.56           1.09
              Third Quarter                                 1.16           0.66
              Fourth Quarter                                0.94           0.53

     2000
              First Quarter (through April 28, 2000)       $1.31          $0.53

     The Warrants were issued on January 2, 1998. The following table sets forth, for the fiscal quarters indicated, the high and low closing sale price for the Warrants, as reported by Nasdaq:

     1998
              First Quarter                                $1.69          $1.13
              Second Quarter                                1.13           0.31
              Third Quarter                                 0.56           0.13
              Fourth Quarter                                0.97           0.09

     1999
              First Quarter                                $0.47          $0.13
              Second Quarter                                0.28           0.16
              Third Quarter                                 0.22           0.06
              Fourth Quarter                                0.22           0.03

     2000
              First Quarter (through April 28, 2000)       $0.31          $0.09

           As of April 19, 2000, the Company's Common Stock was held by approximately 1,581 holders of record.

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

----------------------------

                                                                                 Fiscal Year
                                                    -------------------------------------------------------------------
                                                     1995 (7)        1996            1997         1998           1999
                                                    ---------     ---------       ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA:
   Net sales                                        $ 263,256     $ 204,042       $ 214,148     $ 213,608     $ 194,546
   Cost of goods sold                                 180,928       134,524         138,075       135,784       128,444
                                                    ---------     ---------       ---------     ---------     ---------
      Gross profit                                     82,328        69,518          76,073        77,824        66,102
   Selling, general and administrative
      expenses (1)                                    100,753        65,982          65,820        66,760        77,831
   Restructuring charges                               19,249          --              --            --            --
                                                    ---------     ---------       ---------     ---------     ---------
      Income (loss) from operations                   (37,674)        3,536          10,253        11,064       (11,729)
   Reorganization items, net                             --           8,848           6,769          --            --
   Interest expense and other income, net               4,211           499           7,786         3,280         1,627
                                                    ---------     ---------       ---------     ---------     ---------
   Income (loss) before income taxes and              (41,885)       (5,811)         (4,302)        7,784       (13,356)
      extraordinary item
   Income tax provision (benefit)                      (6,201)         --              --           2,883          --
                                                    ---------     ---------       ---------     ---------     ---------
   Income (loss) before extraordinary item            (35,684)       (5,811)         (4,302)        4,901       (13,356)
   Extraordinary item, net of income tax
     benefit                                             --            --              --             658          --
                                                    ---------     ---------       ---------     ---------     ---------
   Net income (loss)                                $ (35,684)    $  (5,811)      $  (4,302)    $   4,243       (13,356)
                                                    =========     =========       =========     =========     =========
   Earnings (loss) per share:
   Income (loss) before extraordinary item          $   (3.29)    $   (0.54)      $   (0.39)    $    0.18     $   (0.49)
   Extraordinary item, net                               --            --              --           (0.02)         --
                                                    ---------     ---------       ---------     ---------     ---------
   Earnings (loss) per share (8)                    $   (3.29)    $   (0.54)      $   (0.39)    $    0.16     $   (0.49)
                                                    =========     =========       =========     =========     =========
   Weighted average shares outstanding                 10,847        10,861          11,063        27,013        27,041
   Earnings (loss) per share assuming dilution:
   Income (loss) before extraordinary item          $   (3.29)    $   (0.54)      $   (0.39)    $    0.18     $   (0.49)
   Extraordinary item, net                               --            --              --           (0.02)         --
                                                    ---------     ---------       ---------     ---------     ---------
   Earnings (loss) per share assuming dilution (8)  $   (3.29)    $   (0.54)      $   (0.39)    $    0.16     $   (0.49)
                                                    =========     =========       =========     =========     =========
   Weighted average shares assuming dilution           10,847        10,861          11,063        27,013        27,041
BALANCE SHEET DATA (AT END OF PERIOD):
   Working capital                                  $  44,784     $  49,528       $  26,292     $  31,927     $  29,714
   Total assets                                        98,203        95,397          87,164        78,974        81,867
   Long-term debt and capitalized leases                5,478         3,661          14,432         9,983        22,483
   Liabilities subject to settlement                   61,887        63,368           8,988          --            --
   Shareholders' equity                                21,066        15,255          46,800        52,694        39,401
OPERATING DATA:
   Net sales per square foot of selling space (2)   $     421     $     421       $     451     $     450     $     402
   Increase (decrease) in comparable store
        sales (3)                                        (1.5)%        (7.8)%           7.0%         (0.3)%       (10.7)%
   Average sales per store (in thousands) (4)       $   8,110     $   8,008       $   8,566     $   8,544     $   7,633
NUMBER OF SUPERSTORES (5):
   Open at beginning of period                             28            35              25            25            25
   Opened during period                                     7            --              --            --             4
   Closed during period                                    --            10              --            --            --
   Open at end of period                                   35            25              25            25            29

----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages which the items in the Company's Statements of Operations bear to net sales.

                                                                   Fiscal Year
                                                              -----------------------
                                                              1997      1998     1999
                                                              -----     -----    -----

Net sales                                                     100.0%    100.0%   100.0%
Cost of goods sold                                             64.5      63.6     66.0
                                                              -----     -----    -----
Gross profit                                                   35.5      36.4     34.0
Selling, general and administrative expenses                   30.7      31.3     40.0
                                                              -----     -----    -----
Income (loss) from operations                                   4.8       5.1     (6.0)
Reorganization items, net                                       3.2      --       --
Interest expense and other (income) expense, net                3.6       1.5       .8
                                                              -----     -----    -----
Income (loss) before income taxes and extraordinary item       (2.0)      3.6     (6.8)
Income tax provision                                           --         1.3     --
                                                              -----     -----    -----
Income (loss) before extraordinary item                        (2.0)%     2.3     (6.8)%
Extraordinary item, net of income tax benefit                  --         0.3     --
                                                              -----     -----    -----
Net income (loss)                                              (2.0)%     2.0%    (6.8)%
                                                              =====     =====    =====

FISCAL YEARS 1999 AND 1998

     Net Sales. Net sales were $194,545,700 in fiscal 1999, a decrease of $19,062,900 or 8.9% from net sales of $213,608,600 in fiscal 1998. The decrease in net sales was a result of the overall decline in foot traffic the Company experienced in fiscal 1999. Additionally, the Company shortened the first quarter fiscal 1999 clearance period as well as delayed the promotion of the semi-annual event in the second quarter of fiscal 1999 in order to emphasize the Today's Man brand and everyday low price philosophy. The Company operated 25 and 29 superstores at January 30, 1999, and January 29, 2000, respectively.

     Gross Profit. Gross profit as a percentage of net sales decreased to 34.0% in fiscal 1999 from 36.4% in fiscal 1998. As a result of the decline in foot traffic, the Company was forced to take more markdowns in fiscal 1999 as compared to fiscal 1998 in order to cleanse seasonal inventories. These additional markdowns contributed to the decrease in the gross profit percentage in fiscal 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses which include pre-opening expenses of new stores, increased 16.6% or $11,070,300 from $66,760,300 in fiscal 1998 to $77,830,600 in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased from 31.3% in fiscal 1998 to 40.0% in fiscal 1999. The increase in expenses was primarily due to an additional $5,426,000 in planned advertising costs associated with the Company's branding and on-line website campaign and accrued severance of $883,000 related to employee terminations in January 2000. The Company incurred an additional $518,000 in depreciation and amortization expenses in fiscal 1999 related to the increase in capital expenditures for data processing systems. Additionally, the Company incurred $408,600 of new store expenses attributable to the opening of four new stores in the Baltimore, Maryland and Washington D.C. markets. Store payroll, occupancy, and advertising costs increased by $6,795,300 in fiscal 1999 as compared to the same period in fiscal 1998, and represented 24.9% of net sales in fiscal 1999 as compared to 19.5% of net sales in fiscal 1998.

     Interest Expense, Interest Income and Other (Income) Expense, Net. Interest expense, interest income and other (income) expense, net, decreased by $1,653,600 in fiscal 1999 from fiscal 1998. The decrease in interest expense was attributable to the lower interest rate obtained by the refinancing of the Company's revolving credit facility with Mellon bank on December 4, 1998 which bore interest at prime (8.50% at January 29, 2000). The Mellon Bank facility permitted the Company to have one or more portions of the outstanding balance of its loan accrue interest at LIBOR rate plus applicable margin. On December 2, 1999, the Company elected to have $12,500,000 accrue interest at LIBOR plus applicable margin (8.66%) for a period of 60 days. In fiscal 1998, the Company recognized $1,045,000 in charges for the early termination of its revolving credit facility and term loan with Foothill Capital Corporation, which the Company recorded as an extraordinary item.

     Income Tax Expense. The Company had a net loss in fiscal 1999 and therefore recorded no tax provision. In fiscal 1998 the Company recorded a provision for income taxes of $2,495,900. This provision was fully offset by the Company's net operating loss carryforwards.

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

FISCAL YEARS 1998 AND 1997

     Net Sales. Net sales were $213,608,600 in fiscal 1998, a decrease of $539,400 or 0.3% from net sales of $214,148,000 in fiscal 1997. The sales decrease was due in part to a $434,500 decrease in sales from licensed shoe departments. Additionally, the Company reduced its semi-annual clearance event. In fiscal 1998, the Company shortened its fall clearance event by two weeks as compared to fiscal 1997. The Company operated 25 superstores at January 31, 1998, and January 30, 1999, respectively.

     Gross Profit. Gross profit as a percentage of net sales increased to 36.4% in fiscal 1998 from 35.5% in fiscal 1997. The increase in gross profit was attributable to a reduction in the promotional activities and markdowns from those used in fiscal 1997 related to the marketing of the Today's Man proprietary card. Additionally, the Company moved a significant portion of its inventory to a replenishment program which allows for more timely receipt of merchandise and therefore fewer markdowns. In fiscal 1998, approximately 48% of sales were made through replenishment programs as compared to 35% in fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.4% or $940,500 from $65,819,800 in fiscal 1997 to $66,760,300 in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased from 30.7% in fiscal 1997 to 31.3% in fiscal 1998. The increase in expenses was primarily due to an additional $1,100,000 in planned advertising costs associated with the relationship marketing campaign. In addition to the relationship marketing, the cost of administering the Today's Man Rewards Program increased by approximately $450,000 due to increased utilization of the card and a higher number of payouts under the program. Offsetting these increases was a decrease in amortization expense of approximately $500,000 related to the decrease in assets under capital leases and bank issuance costs. Store payroll, occupancy, and advertising costs increased by $847,100 in fiscal 1998 as compared to the same period in fiscal 1997, and represented 19.5% of net sales in fiscal 1998 as compared to 19.1% of net sales in fiscal 1997.

     Reorganization Items, Net. Reorganization items in fiscal 1997 consisted of legal and accounting fees incurred in the administration of the Chapter 11 proceedings offset by interest income earned during the period. No reorganization items were incurred in fiscal 1998.

     Interest Expense, Interest Income and Other (Income) Expense, Net. Interest expense, interest income and other (income) expense, net, decreased by $4,505,700 in fiscal 1998 from fiscal 1997. This decrease was a result of the charge taken in the third quarter of fiscal 1997 of $7,264,000 related to the Company's Plan of Reorganization. In fiscal 1998, the Company recognized $1,045,000 in charges for the early termination of its revolving credit facility and term loan with Foothill Capital Corporation, which the Company recorded as an extraordinary item.

     Income Tax Expense. In fiscal 1998 the Company recorded a provision for income taxes of $2,495,900. This provision was fully offset by the Company's net operating loss carryforwards. The Company had a net loss in fiscal 1997 and therefore recorded no tax provision.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. The Company had working capital of $26,291,900, $31,927,200 and $29,714,300 at the end of fiscal 1997, 1998 and 1999, respectively. The Company measures its inventory turnover by dividing net sales by the retail value of the inventory averaged over 12 months. Inventory turnover was 3.05 times, 2.81 times and 2.52 times in fiscal 1997, 1998 and 1999, respectively.

     Net cash provided by (used in) operating activities amounted to ($45,080,000), $11,330,300 and ($7,441,200) in fiscal 1997, 1998 and 1999, respectively. These amounts primarily represent net income (loss) plus depreciation, amortization and other changes in operating assets and liabilities.

     Net cash used in investing activities amounted to $1,326,600, $4,521,400 and $5,909,700 in fiscal 1997, 1998 and 1999, respectively. The increase in fiscal 1999 from 1998 was primarily due to the capital expenditures related to the opening of four new stores and the Company's new merchandising system.

     Net cash provided by (used in) financing activities amounted to $23,700,100, ($5,847,300) and $12,562,500 in fiscal 1997, 1998 and 1999, respectively, and in fiscal 1999 consisted primarily of additional borrowings, net of repayments, under the Company's revolving credit facility.

     On December 4, 1998, the Company entered into a Loan and Security Agreement with Mellon Bank, N.A., ("Mellon") individually and as agent. The Loan and Security Agreement provided for a $45.0 million revolving credit facility with a $20.0 million sublimit for letters of credit. The Mellon Loan and Security Agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth and fixed charge coverage ratios, and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. The Company granted Mellon a lien on its tangible and intangible assets to secure this revolving credit facility. Proceeds from this loan were used to refinance the Company's previous revolving credit facility and term loan from Foothill Capital Corporation. In accordance with the early termination provisions of the Foothill Capital Corporation loan document, the Company paid an early termination fee of $720,000 to Foothill.

     The Mellon revolving credit facility bore interest at the option of the Company at prime (8.50% at January 29, 2000) or LIBOR plus a margin ranging from 1.75% to 3.25% depending upon the Company's EBITDA. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves.

     In April 1999, the Company and Mellon amended the Loan Agreement to allow for the inclusion of participant lenders and to modify certain other provisions including the tangible net worth and fixed charge coverage ratio covenants.

     During the fourth quarter of fiscal 1999, the Company was projecting a liquidity shortfall in early fiscal 2000 under its revolving credit facility. To address the liquidity shortfall, the Company obtained a temporary over-advance of $4.5 million above its calculated borrowing base from Mellon on February 11, 2000. In addition, the Company and Mellon agreed to recast certain financial covenants to reflect the year-end operating results. On March 15, 2000, the Company and Mellon entered into amendment No. 3 to the Loan and Security Agreement. The revolving credit facility was reduced to $35.0 million with a $15.0 million sublimit for letters of credit. Within the credit facility is an over-advance facility of $4.5 million above the calculated borrowing base which is reduced to $3.4 million on May 16, 2000 and $2.5 million on June 16, 2000 and expires on June 30, 2000. The revolving credit facility expires on March 15, 2002 and bears interest at 0.75% per annum above Mellon Bank's prime rate. The amended Agreement recast all of the Company's financial coverage as of and for the year ended January 29, 2000 and for the remaining term of the loan agreement. The Agreement contains financial covenants related to tangible net worth, indebtedness to tangible net worth, fixed charge coverage ratios, maximum net loss per month, and limitations on new store openings and capital expenditures as well as restrictions on the payments of dividends. Additionally, Mr. David Feld, the Chairman and CEO agreed to provide additional collateral to secure the credit facility. The Company was in compliance with all coverage under the amended Agreement as of January 29, 2000. The amended bank agreement also includes a termination fee of $1.0 million if the Company terminates the facility before March 15, 2001, and $700,000 if termination occurs from March 16, 2001 through March 14, 2002.


     The Company announced on March 15, 2000 that it had engaged Wasserstein Perella & Co., Inc. an investment-banking firm, to enhance the Company's shareholder value. This may take the form of an equity investment in the Company or debt.

     On May 1, 2000 the Company and Mellon entered into Amendment 4 to include Todaysman.com, a subsidiary of the Company, into the revolving credit facility.

     In April 2000, the Company decided to close three under-performing stores, including one store located in a building owned by Mr. David Feld the Company's CEO. The closing of the three stores will result in a charge to operations in the first quarter of fiscal 2000 of approximately $4.0 million for the write-off of furniture and fixtures and lease termination costs. The three stores which generated sales of $13,192,000 in fiscal 1999 are expected to be closed by September 2000.

     On May 11, 2000, the Company and Mellon entered into Amendment 5 to the revolving credit facility. The agreement amends the credit facility to extend the over-advance facility of $2,500,000 which previously expired on June 30, 2000 to August 15, 2000. The over-advance is reduced to $2,250,000 on August 16, 2000, $1,250,000 on September 16, 2000, $1,000,000 on October 16, 2000 and
expires on November 30, 2000. Amendment 5 also revised certain financial covenants to provide a waiver for the $4.0 million charge to operations caused by the store closings discussed above. The amendment also provided for a reduction in the credit facility from $35 million to $30 million effective on November 30, 2000. The termination fee was also increased to $1,050,000 if the facility is terminated on or before March 14, 2002.

     The Company has been substantially dependent upon borrowings under its credit facility to finance its operations and received an amended credit facility from Mellon in May 2000, which allows the Company additional liquidity through an over-advance facility through November 30, 2000 as discussed above. Additionally, the Company is in the process of implementing a plan to reverse the trend of losses noted above. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2000 include, the execution of the amended credit facility, a layoff of non-operating personnel in January 2000, the reduction in advertising spending and focus on their traditional advertising approach, and the closing of three under-performing stores in April 2000.

     Management believes the cash requirements in 2000 will be generated by operations and borrowings on the Company's credit facility. Management also believes that the actions initiated and its 2000 plans will result in the successful funding of its working capital and cash requirements while enabling them to meet their financial covenants under their credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

     Included in net sales are gross sales from our licensed shoe department of $12,642,600, $12,208,100, and $10,357,600 for 1997, 1998 and 1999, respectively.
In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which effectively changes previous guidance related to the recording of licensed business revenues for retail companies. In fiscal 2000, the Company will change its method of recording licensed shoe department sales. This change will reduce reported sales and reported expenses, but have no impact on operating or net income.

YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. The Company incurred costs of approximately $127,200 during 1999 in connection with remediating its systems, and additional costs of $1,454,900 to replace its existing merchandise and financial accounting systems. The Company is not aware of any material problems resulting from year 2000 issues, either with its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

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

     The following table sets forth certain unaudited quarterly results of operations for fiscal 1999 and 1998.

                                                         Fiscal Quarter Ended
                                           ----------------------------------------------
                                             May 1,    July 31,   October 30, January 29,
FISCAL 1999:                                 1999        1999        1999        2000(2)
                                           --------    --------    --------    --------
                                             (In thousands, except per share amounts)
Net sales                                  $ 44,884    $ 47,518    $ 42,091    $ 60,053
Cost of goods sold                           28,635      31,160      26,178      42,471
                                           --------    --------    --------    --------
    Gross profit                             16,249      16,358      15,913      17,582
Selling, general and administrative
        expenses                             16,710      17,591      18,080      25,451
                                           --------    --------    --------    --------
    Income (loss) from operations              (461)     (1,233)     (2,167)     (7,869)
Interest expense and other income,
        net                                     247         288         364         728
                                           --------    --------    --------    --------
Income (loss) before income taxes              (708)     (1,521)     (2,531)     (8,597)
Income tax provision (benefit)                 (204)       (559)       (937)      1,699
                                           --------    --------    --------    --------
    Net income (loss)                      $   (504)   $   (962)   $ (1,594)   $(10,296)
                                           ========    ========    ========    ========
Earnings (loss) per share:                 $  (0.02)   $  (0.04)   $  (0.06)   $  (0.38)
                                           ========    ========    ========    ========
Weighted average shares outstanding          27,015      27,015      27,015      27,041
                                           --------    --------    --------    --------
Earnings (loss) per share assuming
  dilution                                 $  (0.02)   $  (0.04)   $  (0.06)   $  (0.38)
                                           ========    ========    ========    ========
Weighted average shares outstanding
  assuming dilution                          27,015      27,015      27,015      27,041


                                                       Fiscal Quarter Ended
                                           ---------------------------------------------
                                             May 2,    August 1,  October 31, January 30,
FISCAL 1998:                                 1998        1998      1998 (1)      1999
                                           --------    --------    --------    --------
                                             (In thousands, except per share amounts)
Net sales                                  $ 46,253    $ 51,580    $ 48,270    $ 67,505
Cost of goods sold                           29,455      33,685      29,335      43,309
                                           --------    --------    --------    --------
    Gross profit                             16,798      17,895      18,935      24,196
Selling, general and administrative
        expenses                             15,340      16,016      16,293      19,111
                                           --------    --------    --------    --------
    Income from operations                    1,458       1,879       2,642       5,085
Interest expense and other income, net          757         775         768         980
                                           --------    --------    --------    --------
Income before income taxes and

        extraordinary item                      701       1,104       1,874       4,105
Income tax provision (benefit)                  260         409         693       1,521
                                           --------    --------    --------    --------
Income before extraordinary item                441         695       1,181       2,584
Extraordinary item, net of income tax
        benefit                                --          --           658        --
                                           --------    --------    --------    --------
    Net income                             $    441    $    695    $    523    $  2,584
                                           ========    ========    ========    ========
Earnings per share:
    Before extraordinary item              $   0.02    $   0.03    $   0.04    $   0.10
    Extraordinary item                         --          --         (0.02)       --
                                           --------    --------    --------    --------
    Earnings per share                     $   0.02    $   0.03    $   0.02    $   0.10
                                           ========    ========    ========    ========
Weighted average shares outstanding          26,911      26,915      26,915      27,014
Earnings per share assuming dilution:
    Before extraordinary item              $   0.02    $   0.03    $   0.04    $   0.10
    Extraordinary item                         --          --         (0.02)       --
                                           --------    --------    --------    --------
    Earnings per share assuming dilution   $   0.02    $   0.03    $   0.02    $   0.10
                                           ========    ========    ========    ========
    Weighted average shares
        outstanding assuming dilution        28,169      26,945      26,915      27,014

(1) Third quarter 1998 restated to reflect the reclassification of the extraordinary item related to the early termination of the Company's revolving credit facility.

(2) Fourth quarter 1999 reflects an income tax adjustment of $1,699 to eliminate the tax benefit recorded in the prior quarters because the Company did not achieve its expected operating results.

There is no difference between earnings per share and earnings per share assuming dilution in fiscal 1999 because the impact of common share equivalents is anti-dilutive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the end of fiscal 1999, and it fluctuates with the lending bank's prime rate. The change in fair value of the Company's bank revolving credit facility resulting from a hypothectical 2% increase in interest rates would not be material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except for information concerning certain executive officers of the Company which is set forth in Item 4.1 hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

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

          Consolidated Balance Sheets as of January 30, 1999 and January 29,
          2000

          Consolidated Statements of Operations for the fiscal years ended January 31, 1998, January 30, 1999 and January 29, 2000

          Consolidated Statements of Shareholders' Equity for the fiscal years ended January 31, 1998, January 30, 1999 and January 29, 2000

          Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, January 30, 1999 and January 29, 2000

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

10.1(3) Lease between Mr. David Feld and the Company relating to the Company's central headquarters and distribution center

10.2(3) Lease, as amended, between Mr. David Feld and the Company relating to the Center City Philadelphia store

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------

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

 10.8(3)   Tax Indemnification Agreement between the Company and Mr. David Feld

 10.9(5) Amendment No. 1 to Tax Indemnification Agreement between the Company and Mr. David Feld

 10.10(6)  Amended and Restated License Agreement between the Company and D&L,
           Inc.

*10.11(4)  Form of Note and Stock Pledge Agreement for Executive Equity Plan tax
           loans

 10.13(8) Order of the U.S. Bankruptcy Court dated May 22, 1996 approving the Employee Retention Plan.

 10.14(8) Order of the U.S. Bankruptcy Court dated July 25, 1996 approving the remaining provisions of the Employee Retention Plan.

 10.15(9)  Loan and Security Agreement with Foothill Capital Corporation

 10.16(10) Loan and Security Agreement with Mellon Bank, N.A.

 10.17     First Amendment to Loan and Security Agreement with Mellon Bank, N.A.

 10.18     Second Amendment to Loan and Security Agreement with Mellon Bank,
           N.A.

 10.19     Third Amendment to Loan and Security Agreement with Mellon Bank, N.A.

 10.20     Fourth Amendment to Loan and Security Agreement with Mellon Bank,
           N.A.

 10.21     Fifth Amendment to Loan and Security Agreement with Mellon Bank, N.A.

 10.22     License Agreement between the Company and Morse Shoe, Inc.

 21.1(5)   Subsidiaries of the Registrant

 23.1      Consent of Ernst & Young LLP

 27.1      Financial Data Schedule

(b)  Reports on Form 8-K
     None
----------

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

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 29, 1994 (Commission File No. 0-20234).

 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995 (Commission File No. 0-20234).

 (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997 (Commission File No. 0-20234).

 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 (Commission File No. 0-20234).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 30, 1999 (Commission File No. 0-20234).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2000.

                               TODAY'S MAN, INC.

                           By: /s/DAVID FELD
                               ------------------------------------------
                               David Feld

                               Chairman of the Board, President and Chief
                               Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

           Signature                                     Capacity                                           Date
           ---------                                     --------                                           ----
/s/ DAVID FELD                            Chairman of the Board, President and Chief                    May 15, 2000
----------------------------------        Executive Officer (principal executive officer)
David Feld


/s/ LARRY FELD                            Vice President, Secretary and Director                        May 15, 2000
----------------------------------
Larry Feld


/s/ FRANK E. JOHNSON                      Executive Vice President, Treasurer and                       May 15, 2000
----------------------------------        Chief Financial Officer
Frank E. Johnson


/s/ BARRY S. PINE                         Vice President, Controller and Chief                          May 15, 2000
----------------------------------        Accounting Officer
Barry S. Pine


/s/ LEONARD WASSERMAN                     Director                                                      May 15, 2000
----------------------------------
Leonard Wasserman


/s/ VERNA K. GIBSON                       Director                                                      May 15, 2000
----------------------------------
Verna K. Gibson

                                TODAY'S MAN, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors...............................................F-2

Consolidated Balance Sheets as of January 30, 1999 and January 29, 2000......F-3

Consolidated Statements of Operations for the fiscal years ended
      January 31, 1998, January 30, 1999 and January 29, 2000................F-4

Consolidated Statements of Shareholders' Equity for the fiscal years ended
      January 31, 1998, January 30, 1999 and January 29, 2000................F-5

Consolidated Statements of Cash Flows for the fiscal years ended
      January 31, 1998, January 30, 1999 and January 29, 2000................F-6

Notes to Consolidated Financial Statements...................................F-7

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Today's Man, Inc.

We have audited the Consolidated Balance Sheets of Today's Man, Inc. as of January 29, 2000 and January 30, 1999, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Today's Man, Inc. at January 29, 2000 and January 30, 1999, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States.

                                        /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 16, 2000, except for
Notes 5 and 11 as to
which the date is
May 11, 2000

                                          TODAY'S MAN, INC.

                                     CONSOLIDATED BALANCE SHEETS

                                                                          January 30,    January 29,
                                                                             1999          2000
                                                                         ------------   ------------
                                               ASSETS
Current assets:
      Cash and cash equivalents                                          $  1,181,100   $    392,700
      Due from credit card companies and other receivables, net of
           allowance for uncollectible accounts of $61,500 and $27,200      1,535,300      1,692,900
      Inventory                                                            34,636,600     39,334,700
      Prepaid expenses and other current assets                             3,903,800      2,270,700
      Prepaid inventory purchases                                           3,038,600      1,847,900
                                                                         ------------   ------------
           Total current assets                                            44,295,400     45,538,900

Property and equipment, less accumulated depreciation and
      amortization                                                         32,664,900     34,235,300
Loans to shareholders                                                         228,400        228,400
Rental deposits and other noncurrent assets                                 1,785,500      1,864,600
                                                                         ------------   ------------
                                                                         $ 78,974,200   $ 81,867,200
                                                                         ============   ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                   $  5,719,400      9,014,700
      Accrued expenses and other current liabilities                        5,827,200      6,408,300
      Current maturities of capital lease obligations                         821,600        401,600
                                                                         ------------   ------------
           Total current liabilities                                       12,368,200     15,824,600
Capital lease obligations, less current maturities                            216,000        936,600
Deferred rent and other                                                     4,750,000      4,559,800
Obligation under revolving credit facility                                  8,945,700     21,145,100
                                                                         ------------   ------------
                                                                           26,279,900     42,466,100
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none
      issued                                                                     --             --
Common stock, no par value, 100,000,000 shares authorized,
      27,014,485 and 27,040,725 shares issued and outstanding at
      January 30, 1999 and January 29, 2000 respectively                   48,451,200     48,513,700
Retained earnings (accumulated deficit)                                     4,243,100     (9,112,600)
                                                                         ------------   ------------
Total shareholders' equity                                                 52,694,300     39,401,100
                                                                         ------------   ------------
                                                                         $ 78,974,200   $ 81,867,200
                                                                         ============   ============

                                       See accompanying notes.

                                       TODAY'S MAN, INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Fiscal Years Ended
                                               -----------------------------------------------
                                                 January 31,     January 30,       January 29,
                                                   1998            1999              2000
                                               -------------    -------------    -------------
                                                 (52 weeks)      (52 weeks)        (52 weeks)
Net sales                                      $ 214,148,000    $ 213,608,600    $ 194,545,700

Cost of goods sold                               138,075,100      135,784,100      128,444,200
                                               -------------    -------------    -------------

      Gross profit                                76,072,900       77,824,500       66,101,500

Selling, general and administrative expenses      65,819,800       66,760,300       77,830,600
                                               -------------    -------------    -------------

      Income (loss) from operations               10,253,100       11,064,200      (11,729,100)

Reorganization items:

      Professional fees and other                  7,865,000             --               --

      Interest income                             (1,096,000)            --               --
                                               -------------    -------------    -------------

Net reorganization items                           6,769,000             --               --

Interest expense                                   7,759,900        3,200,600        1,606,400

Other expense, net                                    26,000           79,600           20,200
                                               -------------    -------------    -------------

     Income (loss) before income taxes
           and extraordinary item                 (4,301,800)       7,784,000      (13,355,700)

Provision for income taxes                              --          2,882,500             --
                                               -------------    -------------    -------------

Income (loss) before extraordinary item           (4,301,800)       4,901,500      (13,355,700)

Extraordinary item, net of income tax
      benefit of $386,600                               --            658,400             --
                                               -------------    -------------    -------------
      Net income (loss)                        $  (4,301,800)   $   4,243,100    $ (13,355,700)
                                               =============    =============    =============

Basic and diluted earnings per share
      before extraordinary item                $       (0.39)   $        0.18    $       (0.49)

Basic and diluted earnings per share
      from extraordinary item                           --              (0.02)            --

                                               -------------    -------------    -------------
Basic and diluted earnings per share           $       (0.39)   $        0.16    $       (0.49)
                                               =============    =============    =============

Weighted average shares outstanding               11,063,275       27,013,125       27,040,628

                                    See accompanying notes.

                                       TODAY'S MAN, INC.

                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  COMMON STOCK
                                                  --------------------------------------------
                                                     NUMBER                         RETAINED
                                                       OF                           EARNINGS
                                                     SHARES          AMOUNT         (DEFICIT)
                                                  ------------    ------------    ------------
Balances at February 1, 1997                        10,861,005    $ 38,269,100    $(23,014,400)

      Issuance of shares pursuant to rights
         offering                                    8,145,753      16,291,500            --

      Issuance of shares in settlement of pre-
         petition claims                             8,257,280      19,524,800            --

      Issuance of shares to employees                   10,550          30,300            --

      Net loss                                            --              --        (4,301,800)

      Quasi-reorganization as of January 31,
          1998                                            --       (27,316,200)     27,316,200
                                                  ------------    ------------    ------------

Balances at January 31, 1998                        27,274,588      46,799,500            --

      Exercise of stock options                            800           1,900            --

      Issuance of shares to employees                      820           2,400            --

      Benefit of net operating loss
          carryforwards                                   --         2,495,900            --

      Exercise of stock purchase warrants                2,576           7,000            --

      Adjustment of shares due to settlement of
          pre-petition claims                         (264,299)       (855,500)           --

      Net income                                          --              --         4,243,100
                                                  ------------    ------------    ------------

Balances at January 30, 1999                        27,014,485    $ 48,451,200    $  4,243,100

Exercise of stock purchase warrants                        150             400            --

Adjustment of shares due to settlement of pre-
      petition claims                                   26,090          62,100            --

Net loss                                                  --              --       (13,355,700)

                                                  ------------    ------------    ------------
Balances at January 29, 2000                        27,040,725    $ 48,513,700    $ (9,112,600)
                                                  ============    ============    ============

                                    See accompanying notes.

                                                     TODAY'S MAN, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Fiscal Years Ended
                                                                         -----------------------------------------------
                                                                          January 31,      January 30,      January 29,
                                                                             1998             1999             2000
                                                                         -------------    -------------    -------------
Operating activities:
      Net income (loss)                                                  $  (4,301,800)   $   4,243,100    $ (13,355,700)
      Adjustments  to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation expense                                              2,215,000        2,548,800        3,537,900
           Amortization expense                                              1,575,400          881,900          949,000
           Provision for uncollectible accounts
                receivable                                                     142,300          183,700          (34,300)
           Accretion of debt discount                                           36,500             --               --
           Deferred rent and other                                             (91,300)        (567,200)        (190,200)
           Extraordinary item                                                     --          1,045,000             --
           Charge in lieu of income taxes                                         --          2,882,500             --
      Changes in operating assets and liabilities:
           Restricted cash                                                 (11,005,500)      11,005,500             --
           Decrease (increase) in receivables                                   20,700          417,400         (123,300)
           Decrease (increase) in inventory                                 (6,015,500)          15,500       (4,698,100)
           Decrease (increase) in prepaid expenses                             230,400         (749,200)       2,823,800
           (Decrease) increase in payables, accrued
                expenses and liabilities subject to
                settlement                                                  12,085,500         (909,100)       3,876,400
           (Increase) decrease in other noncurrent
                assets                                                        (310,000)        (431,600)        (226,700)
      Payment of liabilities subject to settlement                         (42,329,700)      (9,236,000)            --
      Charges due to reorganization activities:
                Reorganization costs                                         6,769,000             --               --
                Payment of reorganization costs                             (4,101,000)            --               --
                                                                         -------------    -------------    -------------
      Total adjustments                                                    (40,778,200)       7,087,200        5,914,500
                                                                         -------------    -------------    -------------
Net cash provided by (used in) operating activities                        (45,080,000)      11,330,300       (7,441,200)
Investing activities:
      Capital expenditures                                                  (1,306,100)      (3,871,600)      (5,841,500)
      Fixtures and equipment in process                                        (20,500)        (649,800)         (68,200)
                                                                         -------------    -------------    -------------
Net cash used in investing activities                                       (1,326,600)      (4,521,400)      (5,909,700)
Financing activities:
      Repayment of capital leases                                           (1,396,700)      (1,226,200)         300,600
      Proceeds from exercise of stock options and
           common stock purchase warrants                                         --             11,300           62,500
      Proceeds from sale of common stock                                    12,964,900             --               --
      Proceeds from term loan                                               12,500,000             --               --
      Borrowings under revolving credit facility                             3,972,000       97,837,100      180,809,800
      Repayment of term loan and revolving credit facility                  (4,340,100)    (102,469,500)    (168,610,400)
                                                                         -------------    -------------    -------------
Net cash provided by (used in) financing
                Activities                                                  23,700,100       (5,847,300)      12,562,500
Net increase (decrease) in cash and cash equivalents                       (22,706,500)         961,600         (788,400)
Cash and cash equivalents at beginning of year                              22,926,000          219,500        1,181,100
                                                                         -------------    -------------    -------------
Cash and cash equivalents at end of year                                 $     219,500    $   1,181,100    $     392,700
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

     Pursuant to the Reorganization Plan, the Company paid an aggregate of $51.0 million and issued 9,656,269 shares of Common Stock to its creditors in settlement of $73.3 million of outstanding indebtedness, including post-petition interest. Under the Reorganization Plan, holders of the Company's Common Stock received for each share of old Common Stock: (1) one share of new Common Stock and (2) 0.5 of a Common Stock Purchase Warrant ("Warrant"). Each whole Warrant entitles the holder to purchase one share of New Common Stock at an exercise price of $2.70 per share at any time on or before the expiration date of December 31, 1999. During fiscal 1999, the expiration date of the Warrants was extended to January 2, 2001. At January 30, 1999 approximately $1,100,000 remained to be distributed; these amounts were distributed in April 1999. A total of 5,430,503 Warrants were issued to the Company's pre-reorganization shareholders.

2. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     The Company operates menswear superstores specializing in tailored clothing, furnishings and accessories and sportswear. The Company also offers footwear through licensed shoe departments. The superstores are located in the Greater Philadelphia, Washington, D.C., Baltimore and New York Markets.

     QUASI-REORGANIZATION

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

                                TODAY'S MAN, INC.

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

     Consolidated Statement of Operations

     Pursuant to SOP-90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported in the Consolidated Statement of Operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense of $7,264,000, in fiscal 1997, was recorded as part of the settlement negotiated with the Official Committee of the Unsecured Creditors.

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

     CASH AND CASH EQUIVALENTS

     For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company held no such investments as of January 30, 1999 and January 29, 2000.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions are eliminated. The Company operates on a 52-53 week with fiscal year end being the Saturday closest to January 31.

                                TODAY'S MAN, INC.

     EARNINGS (LOSS) PER COMMON SHARE

     Earnings per share is calculated following Financial Accounting Standards Board issued Statement No. 128 Earnings per Share. Statement 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of outstanding stock options whereas diluted earnings per share include the effect of such items. There is no difference between basic and diluted earnings per share because the effect of the Company's common share equivalents would not be dilutive.

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

     ADVERTISING

     The Company utilizes both broadcast and print advertising and expenses related costs as incurred. Advertising expense was $11,198,500, $12,246,000 and $17,671,500 for the fiscal years 1997, 1998 and 1999, respectively.

     REVENUE RECOGNITION

     The Company recognizes revenue at the point of sale.

     COMPANY OPERATIONS

     The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In fiscal 1999, the Company incurred a net loss of $13,355,700 and its operations required a net use of cash of $7,441,200. The net loss was caused mainly by a significant shortfall in revenues, a decline in gross profit and advertising spending on a branding campaign that was not effective.

     The Company has been substantially dependent upon borrowings under its credit facility to finance its operations and received an amended credit facility from Mellon in May 2000, which allows the Company additional liquidity through an over-advance facility through November 30, 2000 as further discussed in Note 5. Additionally, the Company is in the process of implementing a plan to reverse the trend of losses noted above. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2000 include, the execution of the amended credit facility, a layoff of non-operating personnel in January 2000, the reduction in advertising spending and focus on their traditional advertising approach, and the closing of three under-performing stores in April 2000.

     Management believes the cash requirements in 2000 will be generated by operations and borrowings on the Company's credit facility. Management also believes that the actions initiated and its 2000 plans will result in the successful funding of its working capital and cash requirements while enabling them to meet their financial covenants under their credit facility.

     RECENT ACCOUNTING PRONOUNCEMENTS

     Included in net sales are gross sales from our licensed shoe department of $12,642,600, $12,208,100, and $10,357,600 for 1997, 1998 and 1999, respectively.
In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which effectively changes previous guidance related to the recording of licensed business revenues for retail companies. In fiscal 2000, the Company will change its method of recording licensed shoe department sales. This change will reduce reported sales and reported expenses, but have no impact on operating or net income.


3. PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                               January 30,     January 29,
                                                  1999            2000
                                              ------------    ------------

Furniture, fixtures and signs                 $  5,083,400    $  6,741,900
Leasehold improvements                          32,765,500      33,099,600
Data processing equipment                        5,048,200       7,934,200
Fixtures and equipment under capital leases      5,963,600       7,119,800
Fixtures and equipment in process                  649,800          68,200
                                              ------------    ------------
    Gross property and equipment                49,510,500      54,963,700
Accumulated depreciation                       (13,443,600)    (16,525,000)
Accumulated amortization of equipment under
    capital leases                              (3,402,000)     (4,203,400)
                                              ------------    ------------
    Net property and equipment                $ 32,664,900    $ 34,235,300
                                              ============    ============

                                TODAY'S MAN, INC.

     Property and equipment accounts and their associated accumulated depreciation accounts are reduced to "0" when the asset's useful life has expired. Depreciation and amortization expense related to property and equipment was $3,258,500, $3,441,700 and $4,339,400 for fiscal years 1997, 1998 and 1999, respectively. Fixtures and equipment in process includes items for new systems, equipment, and stores which as of the respective financial statement date have not been placed into service.

4. RELATED PARTY TRANSACTIONS

     Certain of the Company's superstores and its executive offices and distribution center are leased from the Company's Chairman, President and Chief Executive Officer (CEO). Rent expense on these locations was $1,702,400, $1,789,400 and $1,817,300 for the fiscal years ended January 31, 1998, January 30, 1999 and January 29, 2000, respectively. Pursuant to the Company's Plan of Reorganization, the Company's CEO was paid approximately $900,000 in settlement of pre-petition obligations arising from leases with the Company. In addition, the CEO received a $3.3 million credit to be used towards the purchase of stock in the equity offering and 938,190 additional shares of common stock in satisfaction of his $5.0 million subordinated loan and accrued interest.

     Included in the schedule of operating lease commitments in Note 7 are required payments on leases with the Company's CEO for its principal offices and distribution center as well as certain stores, totaling $1,728,300 for each of the next five years and $10,699,200 thereafter.

     Certain of the leases require increasing payments based upon changes in the Consumer Price Index.

5. DEBT

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

     On December 4, 1998, the Company entered into a Loan and Security Agreement with Mellon Bank, N.A., ("Mellon") individually and as agent. The Loan and Security Agreement provided for a $45.0 million revolving credit facility with a $20.0 million sublimit for letters of credit. The Mellon Loan and Security Agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth and fixed charge coverage ratios, and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. The Company granted Mellon a lien on its tangible and intangible assets to secure this revolving credit facility.

                                TODAY'S MAN, INC.

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

     The Mellon revolving credit facility bore interest at the option of the Company at prime (8.50% at January 29, 2000) or LIBOR plus a margin ranging from 1.75% to 3.25% depending upon the Company's EBITDA. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves.

     In April 1999, the Company and Mellon amended the Loan Agreement to allow for the inclusion of participant lenders and to modify certain other provisions including the tangible net work and fixed charge coverage ratio covenant.

     During the fourth quarter of fiscal 1999, the Company was projecting a liquidity shoftfall in early fiscal 2000 under its revolving credit facility. To address the liquidity shortfall, the Company obtained a temporary over-advance of $4.5 million above its calculated borrowing base from Mellon on February 11, 2000. In addition, the Company and Mellon agreed to recast certain financial covenants to reflect the year-end operating results. On March 15, 2000, the Company and Mellon entered into amendment No. 3 to the Loan and Security Agreement. The revolving credit facility was reduced to $35.0 million with a $15.0 million sublimit for letters of credit. Within the credit facility is an over-advance facility of $4.5 million above the calculated borrowing base which is reduced to $3.4 million on May 15, 2000 and $2.5 million on June 16, 2000 and expires on June 30, 2000. The revolving credit facility expires on March 15, 2002 and bears interest at 0.75% per annum above Mellon Bank's prime rate. The amended Agreement recast all of the Company's financial covenants as of and for the year ended January 29, 2000 and for the remaining term of the loan agreement. The Agreement contains financial covenants related to tangible net worth, indebtedness to tangible net worth, fixed charge coverage ratios, maximum net loss per month, and limitations on new store openings and capital expenditures as well as restrictions on the payments of dividends. Additionally, Mr. David Feld, the Chairman and CEO agreed to provide additional collateral to secure the credit facility. The Company was in compliance with all covenants under the amended Agreement as of January 29, 2000. The amended bank Agreement also includes a termination fee of $1.0 million if the Company terminates the facility before March 15, 2001, and $700,000 if termination occurs from March 16, 2001 through March 14, 2002.

     On May 1, 2000 the Company and Mellon entered into Amendment 4 to include Todaysman.com, a subsidiary of the Company, into the revolving credit facility.

     On May 11, 2000, the Company and Mellon entered into Amendment 5 to the revolving credit facility. The agreement amends the credit facility to extend the over-advance facility of $2,500,000 which previously expired on June 30, 2000 to August 15, 2000. The over-advance is reduced to $2,250,000 on August 16, 2000, $1,250,000 on September 16, 2000, $1,000,000 on October 16, 2000 and
expires on November 30, 2000. Amendment 5 also revised certain financial covenants to provide a waiver for the $4.0 million charge to operations caused by the store closings dicussed in Note 11. The amendment also provided for a reduction in the credit facility from $35 million to $30 million effective on November 30, 2000. The termination fee was also increased to $1,050,000 if the facility is terminated on or before March 14, 2002.

6. COMMITMENTS AND CONTINGENCIES

     The Company leases its stores and distribution center under non-cancelable operating leases. Several stores and the Company's distribution center are leased from the Company's Chairman and CEO. (See Note 4) In addition, certain equipment leases are classified as capital leases. The following is a schedule by year of the future minimum lease payments for leases with initial terms in excess of one year at January 29, 2000:

                                                     Capital      Operating
                                                      Leases       Leases
                                                   -----------   -----------

2000                                               $   540,500   $13,984,400
2001                                                   331,900    13,089,200
2002                                                   330,600    11,967,100
2003                                                   313,200    10,789,800
2004                                                   203,100     8,155,200
Thereafter                                                 100    38,328,600
                                                   -----------   -----------
Total minimum lease payments                         1,719,400   $96,314,300
                                                                 ===========
Less:
     Amounts representing interest                     381,200
                                                   -----------
     Present value of net minimum lease payments   $ 1,338,200
                                                   ===========

                                TODAY'S MAN, INC.

     Total rent expense for the fiscal years ended January 31, 1998, January 30, 1999 and January 29, 2000 was, $11,825,000, $12,087,100, and $12,963,600
respectively.

     The distribution center lease provides for payment of direct operating costs including real estate taxes. Certain store leases provide for increases in rentals when sales exceed specified levels. To date, no such payments have been required.

     Certain store leases provide for predetermined escalations in future minimum annual rentals. The pro rata portion of future minimum rent escalations, amounting to $3,135,400 and $2,945,200 at January 30, 1999 and January 29, 2000
respectively, has been included in Deferred rent and other in the accompanying Consolidated Balance Sheet.

     The Company is involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company. The Company maintains general liability insurance coverage in amounts deemed adequate by management.

7. PROFIT SHARING PLAN

     The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer up to 6% of their income on a pretax basis through contributions to the plan. Under the provisions of the plan, the Company matches 40% of the employees' contributions subject to a maximum limit.

     The charge to operations for Company contributions was $279,000, $287,600 and $327,200 for the years ended, January 31, 1998, January 30, 1999 and January 29, 2000, respectively.

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

8. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     For the Fiscal Years Ended
                                                   --------------------------------------------------
                                                    January 31,          January 30,       January 29,
                                                       1998                 1999              2000
                                                   -------------         ----------        ----------
Interest paid                                      $   7,723,400         $3,367,600        $1,741,800
Noncash investing and financing activities:
Settlement of pre-petition obligations
     through issuance of shares of Common
     stock and Credit for stock rights             $ 22,845,900          $     --          $     --

                                TODAY'S MAN, INC.

9. INCOME TAXES

     A reconciliation of the effective tax rate with the statutory federal income tax rate follows:

                                                For the Fiscal Years Ended
                                             -----------------------------------
                                             January 31, January 30, January 29,
                                               1998         1999        2000
                                              ------       -----       ------
Statutory federal income tax rate              34.0%       34.0%        34.0%
State income tax, net of federal income tax
      effects                                    --          --           --
Effect of permanent differences               (18.3)        0.5         (0.3)
Income tax valuation allowance                (15.7)         --        (33.7)
Other                                            --          --           --
Quasi reorganization equity accounting           --         2.5           --
                                              ------       -----       ------
                                                 --%       37.0%          --%
                                              ------       -----       ------

     The components of the deferred tax assets and liabilities are as follows:

                                             January 30,       January 29,
                                                1999              2000
                                            ------------      ------------
Deferred tax assets:
     Accrued liabilities                    $     88,100      $    313,300
     Inventory                                   434,500           486,600
     Net operating loss carryforward           9,220,100        13,172,100
     AMT credit carryforward                     394,300           394,300
     Leases                                    1,273,000         1,180,700
     Bad debts                                    25,000             5,100
     Other                                        49,700            49,700
                                            ------------      ------------
Total deferred tax assets                     11,484,700        15,601,800
Less:  deferred tax valuation allowance      (10,270,100)      (14,903,100)
                                            ------------      ------------
Net deferred tax assets                        1,214,600           698,700
                                            ------------      ------------
Deferred tax liabilities:
     Property and equipment, including
         capital leases                          678,200           281,500
     Other                                       936,400           817,200
                                            ------------      ------------
                                               1,614,600         1,098,700
                                            ------------      ------------
Net deferred tax liability                  $    400,000      $    400,000
                                            ============      ============

     The valuation allowance against deferred tax assets increased by $4,633,000 in fiscal 1999 due to the increase in net operating loss carryforwards.

                                TODAY'S MAN, INC.

     As a result of the Company's quasi-reorganization (see Note 2), the Company is required to record a charge in lieu of income taxes for federal and state taxes that are eliminated by the utilization of tax benefits existing at the quasi-reorganization date, and result in an increase to contributed capital. At January 29, 2000, there is no charge in lieu of income taxes being reflected due to the post quasi-reorganization loss. As of January 29, 2000, the Company has remaining $10,588,000 of tax attributes that will be credited to additional paid in capital when realized.

     At January 29, 2000, the Company had available for carryforward net operating losses (for federal tax purposes) of $28,627,600 and a minimum tax credit carryover of $394,000. The NOL carryforwards expire in 2012 through 2019; the minimum tax credits can be carried forward indefinitely. Additionally, at January 29, 2000, the Company had available carryforward losses for state tax purposes in the states in which the Company does business. These deferred tax assets are fully offset by the valuation allowance.

10. STOCK OPTION PLANS

     Pursuant to the Plan of Reorganization: (i) the existing employee and director stock option plan and all existing options thereunder were canceled and
(ii) the Management Stock Option Plan ("Management Plan") was adopted. At January 29, 2000, the Company had outstanding options to purchase an aggregate of 1,911,900 shares of Common Stock under the Management Stock Option Plan. The following tables summarize activity in fiscal 1997, fiscal 1998 and fiscal 1999.

                          MANAGEMENT STOCK OPTION PLAN

                                       Number of
                                     Shares Under   Exercise Price Per
                                        Option            Share
                                     ----------      -------------
Outstanding at February 1, 1997            --         --

Options issued December 31, 1997      2,247,500      $2.38

Exercised                                  --         --
                                     ----------      -------------

Outstanding at January 31, 1998       2,247,500      $2.38

Options issued                           44,000      $1.31 - $2.38

Options cancelled                      (293,200)     $2.38

Exercised                                  (800)     $2.38
                                     ----------      -------------

Outstanding at January 30, 1999       1,997,500      $1.31 - $2.38

Options issued                          362,500      $1.28 - $2.38

Options cancelled                      (448,100)     $2.38
                                     ----------      -------------

Outstanding at January 29, 2000       1,911,900      $1.28 - $2.38
                                     ==========      =============

Exercisable at January 29, 2000       1,323,200      $1.28 - $2.38
                                     ==========      =============

                                TODAY'S MAN, INC.

Options to purchase an aggregate of 2,450,000 shares of Common Stock may be granted pursuant to the Management Stock Option Plan. Options are granted at the fair market value at the date of grant. At January 29, 2000, 537,300 shares were available for grant. The unexercisable options issued vest over three years. All options issued expire ten years from the date of grant.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the market price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro-forma information regarding net income and earnings per share is required using the alternative fair value accounting provided for under FASB Statement No. 123. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                   1998             1999
                                                                                   ----             ----
           Risk-free interest rate                                                 6.0%             6.0%
           Dividend yield                                                          0%               0%
           Volatility factor of the expected market price of the Company's
           common stock                                                            0.702            0.626
           Weighted average expected life of the options                           5                5

Fair Value of options issued in which the exercise price equals fair value was $1.52, $1.36 and $0.86 as of January 31, 1998 January 30, 1999 and January 29,
2000, respectively. The fair value of options issued in which the exercise price is greater than fair value was $0.23 as of January 29, 2000.

     For purposes of pro-forma disclosure, the estimated fair value of the options issued as part of the Management Plan is amortized to expense in accordance with the options vesting period. The Company's pro-forma information is as follows:

                                                   1998                1999
                                                   ----                ----
      Pro-Forma net income (loss)              $3,672,600          $(13,810,200)
      Pro-Forma earnings per share:
      Basic and diluted                             $0.14                $(0.51)
                                                    =====                =======

                                TODAY'S MAN, INC.

11. SUBSEQUENT EVENT

     In April 2000, the Company decided to close three under-performing stores, including one store located in a building owned by the Company's CEO. The closing of the three stores will result in a charge to operations in the first equarter of fiscal 2000 of approximately $4 million for the write-off of furniture and fixtures and lease termination costs. The three stores which generated sales of $13,192,000 of sales in fiscal 1999 are expected to be closed by September, 2000.

DIRECTORS                                                                           CORPORATE OFFICES
DAVID FELD                                                                          835 Lancer Drive
Chairman of the Board, President and Chief Executive Officer                        Moorestown, New Jersey 08057
Today's Man, Inc                                                                    Telephone:  (856) 235-5656

                                                                                    INDEPENDENT AUDITORS
LEONARD WASSERMAN                                                                   Ernst & Young LLP
                                                                                    Two Commerce Square
LARRY FELD                                                                          2001 Market Street
Vice President, Store Development and Secretary                                     Philadelphia, Pennsylvania 19103
Today's Man, Inc.

                                                                                    COUNSEL
VERNA GIBSON                                                                        Blank Rome Comisky & McCauley LLP
Partner, Retail Options, Inc.                                                       One Logan Square
                                                                                    Philadelphia, Pennsylvania 19103-6998

EXECUTIVE OFFICERS                                                                  TRANSFER AGENT AND REGISTRAR
                                                                                    StockTrans, Inc.
DAVID FELD                                                                          Seven East Lancaster Avenue
Chairman of the Board, President and Chief Executive                                Ardmore, Pennsylvania 19003
Officer

FRANK E. JOHNSON
Executive Vice President, Chief Financial Officer and Treasurer

DAVID MANGINI
Executive Vice President, Chief Merchandising Officer

LARRY FELD
Vice President, Store Development and Secretary

BARRY PINE
Vice President and Controller