Form 10-K/A
period 2000-01-29
TODAYS MAN INC
filed 2000-05-30
CIK 885546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended January 29, 2000
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

                           Commission File No. 0-20234

                                TODAY'S MAN, INC.
             (Exact Name of Registrant as Specified in its Charter)

              Pennsylvania                                23-1743137
   ---------------------------------           ---------------------------------
    (State or Other Jurisdiction of            (IRS Employer Identification No.)
     Incorporation or Organization)

            835 Lancer Drive
         Moorestown, New Jersey                               08057
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

        Registrant's Telephone Number, Including Area Code (609) 235-5656 Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

             Common Stock,
             no par value                                   27,040,725
           ----------------                        -----------------------------
           (Title of Class)                        (Number of Shares Outstanding
                                                       as of April 28, 2000)

Common Stock Purchase Warrants                     5,427,792
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

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...................1

Item 11.  Executive Compensation...............................................3

Item 12.  Security Ownership of Certain Beneficial Owners and Management.......8

Item 13.  Certain Relationships and Related Transactions.......................9


                                     PART IV


          Signatures..........................................................12


                                 --------------

     As used in this Amendment No. 1 to Annual Report on Form 10-K, "fiscal 1991," "fiscal 1992," "fiscal 1993," "fiscal 1994," "fiscal 1995," "fiscal
1996," "fiscal 1997," "fiscal 1998," "fiscal 1999," "fiscal 2000," and "fiscal
2001," refer to the Company's fiscal years ended or ending February 1, 1992, January 30, 1993, January 29, 1994, January 28, 1995, February 3, 1996, February 1, 1997, January 31, 1998, January 30, 1999, January 29, 2000, February 3, 2001
and February 2, 2002 respectively.

Today's Man(R) is a registered trademark of the Company.

         In accordance with instruction G(3) to Form 10-K, Today's Man, Inc. ("Today's Man" or the "Company") is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 2000 to provide the information required in Part III.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth information concerning the Company's directors. Information concerning the Company's executive officers who are not directors is set forth in Item 4.1 of the Annual Report on Form 10-K previously filed.


                                                                                            Director     Term
                Name                   Age                       Position                     Since     Expires
------------------------------------- -----     -----------------------------------------   --------    -------
David Feld.........................     52      Chairman of the Board, President and          1971        2001
                                                Chief Executive Officer

Larry Feld (1).....................     49      Vice President, Store Development,            1971        2003
                                                Secretary and Director

Neal J. Fox........................     65      Director                                      2000        2001

Verna K. Gibson (1)(2).............     57      Director                                      1992        2003

Eli Katz...........................     28      Director                                      2000        2000

Leonard Wasserman..................     74      Director                                      1992        2002

Bruce Weitz........................     52      Director                                      2000        2000



         The following information about the Company's directors is based, in part, upon information supplied by such persons.

         Mr. David Feld has been with the Company continuously since he founded it in 1971. He grew up in his family's retail business and opened the Company's first store in Philadelphia in 1971. Mr. David Feld has served as Chairman of the Board and Chief Executive Officer of the Company since its inception and, except for the period from March 1995 until July 1995, also has served as President of the Company. On February 2, 1996, Mr. Feld filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code. On August 13, 1997, the United States Bankruptcy Court for the District of New Jersey confirmed Mr. Feld's Chapter 11 Plan.

         Mr. Larry Feld has served as Vice President, Store Development since 1983 and as a Vice President, Secretary and Director of the Company since its inception in 1971. Messrs. David Feld and Larry Feld are brothers.

         Mr. Fox was appointed as a Director in May 2000 to fill a vacancy on the Board of Directors. Mr. Fox was the Chief Executive Officer of Sulka, a luxury menswear retailer based in New York City, from 1989 through 1999. From 1983 to 1988, Mr. Fox was employed by Garfinckel's, Raleigh's and Co. or its predecessor, most recently as Chairman and Chief Executive Officer. Prior to that, Mr. Fox was engaged in a retail and manufacturing consulting business from 1981 to 1983 and held senior management positions with I. Magnin (1976 to 1981), Bergdorf Goodman (1975 to 1976) and Neiman Marcus (1966 to 1975).

         Mrs. Gibson is a retail consultant. From 1985 to 1991, Mrs. Gibson was President and Chief Executive Officer of the LimitedStores Division of Limited Stores, Inc., which she joined as a trainee in 1971. From January 1991 through 1995, Ms. Gibson served as President of Outlook Consulting Int., Inc. and in January 1999, she resumed the position of President of Outlook Consulting Int., Inc. From December 1994 to July 1996, Mrs. Gibson served as Chairman of the Board of Petrie Retail, Inc. Petrie Retail filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code in October 1995. From 1993 to fall 1999, Ms. Gibson was a partner of Retail Options, Inc., a New York based retail consulting firm. Mrs. Gibson is also a director of MothersWork, Inc. and Chicos FAS, Inc.

         Mr. Katz was appointed as a Director in May 2000 to fill a vacancy on the Board of Directors. Mr. Katz has been the Chief Executive Officer of Lanac.com, an online retailer of upscale home furnishings and jewelry, since 1999. Prior to that, he was employed by iBeauty.com (formerly Fragrance Counter.com, a subsidiary of Allou Health & Beauty Care), most recently as President and Chief Operating Officer. This company is an online retailer of prestige fragrances and cosmetics founded by Mr. Katz in 1995. From 1994 to 1995, Mr. Katz was employed by Allou Health & Beauty Care, a distributor of health and beauty products, as Director of Special Sales.

         Mr. Wasserman currently provides consulting services to the Company. Mr. Wasserman joined the Company in 1983 as a consultant to assist in strategic planning and marketing development and was appointed to the Office of the President in 1991 and a director in 1992. Mr. Wasserman was named Executive Vice President in 1995 and served in that position until his retirement in January 2000. Between 1982 and 1983, Mr. Wasserman was President and Chief Executive Officer of the Lionel Corporation and, prior thereto, was President of its Kiddie City Division for 11 years. Mr. Wasserman founded Kiddie City in 1957.

         Mr. Weitz was appointed as a Director in May 2000 to fill a vacancy on the Board of Directors. Mr. Weitz was the Chairman, President and Chief Executive Officer of Duane Reade Drugstores, located in New York City, from 1992 to 1996. From 1988 to 1992, he was President and Chief Operating Officer of Grossman's Inc., a Massachusetts based home improvement chain. Prior to that, he was employed by First National Supermarkets, a Connecticut based supermarket chain, most recently as President, Eastern Division.

Director Compensation

         Each director of the Company who is not also an employee receives an annual fee of $5,000 and a fee of $1,000 for each meeting of the Board or any committee of the Board attended, plus reimbursement of expenses incurred in attending meetings. All directors, including non-employee directors, are entitled to receive options under the Management Stock Option Plan. In connection with their appointment to the Board in May 2000, the Company granted to each of Messrs. Fox, Katz and Weitz options to purchase 100,000 shares of common stock at an exercise price of $0.5625 per share.

Consulting Agreement with Leonard Wasserman

         On January 31, 2000, the Company entered into a consulting agreement with Leonard Wasserman, pursuant to which Mr. Wasserman retired as an employee of the Company and agreed to provide consulting services for a period of 21 months for a consulting fee of $21,642.67 per month.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners were complied with during fiscal 1999.

Item 11. Executive Compensation.

         Summary Compensation Table

         The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company for services rendered in all capacities for fiscal 1999, fiscal 1998 and fiscal 1997.

                                                                                     Long-Term
                                  Annual Compensation                              Compensation
--------------------------------------------------------------------------------------------------------------------
                                                                                    Securities
          Name and           Fiscal                             Other Annual        Underlying         All Other
     Principal Position       Year   Salary      Bonus (1)      Compensation         Options        Compensation (2)
--------------------------------------------------------------------------------------------------------------------
David Feld                    1999   $190,000          $--          $--                    --            $3,298
President and                 1998    190,000           --           --                    --             3,649
Chief Executive Officer       1997    190,000       98,438           --               250,000             3,800

Larry Feld                    1999    189,615           --           --                    --             4,126
Vice President,               1998    172,308           __           --                    --               712
Store Development             1997    165,000       62,642           --               100,000               714

Frank E. Johnson              1999    251,923           --           --                    --             4,005
Executive Vice                1998    218,462           --           --                    --             3,662
President and Chief           1997    194,615       97,401           --               200,000             3,800
Financial Officer

David Mangini (3)             1999    207,692           --           --               200,000                --
Executive Vice President      1998         --           --           --                    --                --
and Chief Merchandising       1997         --           --           --                    --                --
Officer

Leonard Wasserman (4)         1999    250,000           --           __                    --             4,000
Executive Vice President,     1998    250,000           __           --                    --             3,514
Operations                    1997    250,000      119,713           --               200,000             3,800


----------------------
(1) Represents bonuses earned under the Retention Bonus Plan and Incentive Plan. Bonuses earned under the Incentive Plan were paid in the following fiscal year.
(2) Represents the Company's matching contribution under the 401(k) Profit Sharing Plan.
(3)  Mr. Mangini joined the Company in July 1999.
(4)  Mr. Wasserman retired in January 2000.

Option Grants in Last Fiscal Year

         The following table sets forth certain information concerning stock options granted under the Management Stock Option Plan during fiscal 1999 to the executive officers of the Company named in the Summary Compensation Table:

                                                                                                            Potential Realized Value
                                                                                                               at Assumed Annual
                                                                                                             Rates of Stock Price
                                                                                                                Appreciation For
                                                     Individual Grants                                           Option Term (1)
                                     ------------------------------------------------------------------     ------------------------
                                                           Percent of
                                       Number of          Total Options
                                       Securities          Granted to
                                       Underlying           Employees         Exercise      Expiration
              Name                   Options Granted      In Fiscal Year        Price          Date           5%                10%
---------------------------------    ----------------    ---------------      --------      -----------     ------            ------
David Feld.......................          --                  --                --             --            --                --


Larry Feld.......................          --                  --                --             --            --                --


Frank E. Johnson.................          --                  --                --             --            --                --


David Mangini....................       200,000                55%            $ 2.38         8/18/09          $0                $0


Leonard Wasserman................          --                  --                --             --            --                --

----------------------------
(1) Shows the difference between the market value of the Common Stock for which the option may be exercised, assuming that the market value of the Common Stock appreciates in value from the date of grant to the end of the ten-year option term at annualized rates of 5% and 10%, respectively, less the exercise price of the option. The rates of appreciation used in this table are prescribed by regulations of the Securities and Exchange Commission and are not intended to forecast future appreciation of the market value of the Common Stock.

Aggregated Option Exercises in Last Year and Fiscal Year-End Option Values

      The following table sets forth certain information concerning the number and value of unexercised options held at the end of fiscal 1999 by the executive officers of the Company named in the Summary Compensation Table.

                                                               Number of Securities          Value of Unexercised
                                  Shares                      Underlying Unexercised       In-the-Money Options at
                                Acquired on      Value      Options at Fiscal Year-End         Fiscal Year-End
             Name                Exercise     Realized(1)   Exercisable/Unexercisable     Exercisable/Unexercisable (2)
 -----------------------------  ------------  -----------   ---------------------------   -----------------------------
 David Feld...................      --            --              200,000/50,000                    $0/$0
 Larry Feld...................      --            --              80,000/20,000                      0/0
 Frank E. Johnson.............      --            --              160,000/40,000                     0/0
 David Mangini................      --            --              40,000/160,000                     0/0
 Leonard Wasserman (3)........      --            --              160,000/40,000                     0/0

--------------------------
(1)  No options were exercised by the named executive officers in fiscal 1999.
(2) The last sale price of the Common Stock on January 29, 2000, the last trading day in fiscal 1999, as reported on the Nasdaq National Market System, was $0.65625 per share. All of the options in the above table have an exercise price of $2.38 per share.
(3)  Mr. Wasserman retired in January 2000 and his options subsequently expired.

Management Stock Option Plan

         The Company's Management Stock Option Plan ("Management Plan") was adopted by the Board in July 1997 and approved by the Bankruptcy Court on December 12, 1997. The purpose of the Management Plan is to attract and retain officers, key employees and directors and to provide additional incentive to them by encouraging them to invest in the Common Stock and acquire an increased personal interest in the Company's business. The Management Plan replaced the Company's Employee Stock Option Plan, Director Stock Option Plan and 1995 Non-Employee Director Stock Option Plan (the "Prior Plans"). All of the options which were outstanding under the Prior Plans terminated automatically upon the confirmation of the Company's Plan of Reorganization. Payment of the exercise price for options granted under the Management Plan may be made in cash, shares of Common Stock or a combination of both. Options granted pursuant to the Management Plan may not be exercised more than ten years from the date of grant.

         All officers, key employees and directors of the Company or any of its current or future parents or subsidiaries are eligible to receive options under the Management Plan. No individual may receive options under the Management Plan for more than 25% of the total number of Shares of Common Stock authorized for issuance under the Management Plan.

         The Management Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee selects the optionees and determines the nature of the option granted, the number of shares subject to each option, the option vesting schedule and other terms and conditions of each option. The Board of Directors may modify, amend, suspend or terminate the Management Plan, provided that such action may not affect outstanding options.

         Options to purchase an aggregate of 2,450,000 shares of Common Stock may be granted pursuant to the Management Plan (subject to appropriate adjustments to reflect changes in the capitalization of the Company). Options granted under the Management Plan may be incentive stock options ("Incentive Options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify ("Non-Qualified Options"). The option price for Incentive Options issued under the Management Plan must be equal at least to the fair market value of the Common Stock on the date of the grant of the option, provided, however, that if an Incentive Option is granted to an individual who, at the time the option is granted, is deemed to own more than 10 percent of the total combined voting power of all classes of stock of the Company (a "10% Shareholder"), the option price will be at least 110 percent of the fair market value on the date of grant. The option price for Non-Qualified Options issued under the Management Plan may, in the sole discretion of the Committee, be less than the fair market value of the Common Stock on the date of the grant of the option. The fair market value of the Common Stock on any date shall be determined by the Committee in accordance with the Management Plan and generally shall be the last reported sale price of the Common Stock on the Nasdaq National Market on such date, or if no sale took place on such day, the last such date on which a sale took place.

         All unexercised options terminate three months following the date an optionee ceases to be employed by the Company or any parent or subsidiary of the Company, other than by reason of disability or death (but not later than the expiration date), whether or not such termination is voluntary, except that if an optionee is terminated for cause, all unexercised options will terminate immediately. Any option held by an employee who dies or who ceases to be employed because of disability must be exercised by the employee or his representative within one year after the employee dies or ceases to be an employee (but not later than the expiration date). Options are not transferable except in the event of death to the decedent's estate. No options may be granted under the Management Plan after July 30, 2007.

         Severance Plan. The Company adopted a Severance Plan to encourage the continued employment of its employees during the Company's bankruptcy proceeding. The provisions of the Severance Plan continued upon the Company's emergence from its bankruptcy proceedings. All employees are entitled to participate in the Severance Plan. In the event an employee's employment is terminated by the Company without "Cause," such employee will be entitled to a continuation of his or her base salary for a period of time based on the individual's position and, in some cases, length of service with the Company. "Cause" is defined as the willful and continued failure of the employee to perform his or her duties or the willful engaging by employee in illegal conduct or gross misconduct materially injurious to the Company. In addition, the employee is entitled to continued medical benefits during the severance period, subject to reduction or elimination in the event that the employee obtains medical benefits as a result of new employment. Under the Severance Plan, executive officers will be entitled to receive their base salary for from six to 18 months after termination of their employment without Cause, depending on their position, except that any compensation received by an executive officer who is a Vice President or above as a result of new employment obtained during the severance period will be set off against and reduce up to a maximum of one-half of the amount of severance payable to the former executive officer.

         Change in Control Plan. The Company adopted a Change in Control Plan for its executive officers and vice presidents which provides that, in the event their employment is terminated by such employee voluntarily for "good cause" or involuntarily without cause, they will be entitled to a lump sum cash payment consisting of their base salary through the date of termination, a proportionate bonus based upon the highest annual bonus, a pro rata retention bonus, if applicable, one or two times, depending on their position, the executive's base salary equal to or greater than the highest base salary paid to the executive by the Company during the previous year and unpaid deferred compensation and vacation pay. In addition, the executive is entitled to continued employee welfare benefits for one or two years, depending upon their position. There is no obligation under the part of the executive to mitigate damages. Good reason means: the diminution of responsibilities, assignment to inappropriate duties, adjustments to compensation or benefits provisions such that (a) the monthly base salary is less than the highest monthly base salary paid to the executive by the Company during the previous year, (b) annual incentive bonus opportunities which are substantially similar to those which were available prior to the change of control, (c) any earned retention bonus which is not paid according to the award schedule or (d) savings, welfare benefits, fringe benefits or retirement plan participation which is not substantially similar to that which was in effect prior to the change of control, transfer more than 50 miles, a purported termination of the Agreement by the Company other than in accordance with the Agreement, or failure of the Company to require any successor to the Company to comply with the Agreement. Determination by the executive of "good reason" shall be conclusive if made in good faith.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of May 26, 2000 certain information with respect to the beneficial ownership of the Common Stock (i) by each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) by each director of the Company, (iii) by each executive officer of the Company named in the Summary Compensation Table and (iv) by all directors, nominees for directors and executive officers of the Company as a group. Except as otherwise indicated, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.

                                                                                  Shares
                                                                          Beneficially Owned (1)
                                                                --------------------------------------
                                                                     Number               Percent
                                                                --------------------------------------
David Feld (2)..........................................           10,533,090              35.9%
Larry Feld (3) .........................................              346,916               1.3
Neal J. Fox (4).........................................               20,000                *
Verna K. Gibson (5).....................................              392,500               1.5
Frank E. Johnson (6)....................................              189,633                *
Eli Katz (4)............................................               25,000                *
Bernard J. Korman (7)...................................            1,525,000               5.6
David Mangini (8).......................................               40,000                *
Leonard Wasserman (9)...................................              415,740               1.5
Bruce Weitz (4).........................................               20,000                *
All directors and executive officers as a group (total
  of 10 persons) (10)...................................           12,070,705              40.3

----------------------------
* Less than one percent.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, include securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after May 26, 2000. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Includes Warrants to purchase 2,074,789 shares and options to purchase 200,000 shares under the Management Stock Option Plan. Also includes 1,175 shares and Warrants to purchase 587 shares allocated to Mr. David Feld's account in the 401(k) Profit Sharing Plan and 210,000 shares currently held by Mr. Feld which are subject to an option purchase agreement held by Alex. Brown Incorporated. A total of 5,439,578 shares have been pledged by Mr. David Feld to secure certain personal loans. Excludes 124,100 shares and Warrants to purchase 62,050 shares held in trusts for the benefit of Mr. David Feld's children, as to which Mr. David Feld disclaims beneficial ownership. Mr. David Feld's address is c/o Today's Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.

(3) Includes Warrants to purchase 60,213 shares and options to purchase 80,000 shares under the Management Stock Option Plan. Also includes 1,197 shares and Warrants to purchase 598 shares allocated to his account in the 401(k) Profit Sharing Plan and includes 100 shares and Warrants to purchase 50 shares held by Mr. Larry Feld in trust for his son.

(4) Includes options to purchase 20,000 shares under the Management Stock Option Plan.

(5) Includes 87,500 shares and Warrants to purchase 25,000 shares held in an Individual Retirement Account for Ms. Gibson. Also includes options to purchase 80,000 shares under the Management Stock Option Plan.

(6) Includes Warrants to purchase 7,733 shares and options to purchase 160,000 shares under the Management Stock Option Plan. Also includes 2,199 shares and Warrants to purchase 735 shares allocated to his account in the 401(k) Profit Sharing Plan.

(7) Based on information contained in a Schedule 13D filed by Mr. Korman with the SEC on March 3, 1998 and information provided by the Company's transfer agent. Mr. Korman's address is c/o Philadelphia Health Care Trust, 22nd and Chestnut Streets, Philadelphia, PA 19103.

(8) Represents options to purchase 40,000 shares under the Management Stock Option Plan.

(9) Includes 31,878 shares which Mr. Wasserman has agreed to transfer to the Company as part of the forgiveness of certain debt owed to the Company. Also includes Warrants to purchase 39,950 shares. Also includes 2,131 shares and Warrants to purchase 609 shares allocated to his account in the 401(k) Profit Sharing Plan and 124,100 shares and Warrants to purchase 62,050 shares held in trusts for the benefit of Mr. David Feld's children for which trusts Mr. Wasserman is trustee. Excludes shares held in trusts for the benefit of Mr. Wasserman's children and grandchildren. Mr. Wasserman disclaims beneficial ownership as to all such trust shares.

(10) Includes in the aggregate, options to purchase 652,000 shares under the Management Stock Option Plan and Warrants to purchase 2,182,935 shares, held by all directors and executive officers as a group.

Item 13. Certain Relationships and Related Transactions.

Certain Transactions

         Executive Equity Plan Loans. The Company made loans to the former participants of the Company's Executive Equity Plan to permit them to pay their federal and state income tax resulting from the termination of that plan in 1992 and the conversion of the participant's interests in the plan into shares of Common Stock, including loans of $239,085 to Mr. Wasserman, $272,798 to Mr. Larry Feld and $30,112 to Mr. Johnson. These loans bear interest at 1% above the prime rate, were payable in a single payment of principal and interest on April 14, 1996 (plus a 30 day grace period), subject to prepayment if the shares are sold or the participant's employment with the Company terminates, and are secured by a pledge of a portion of the shares. The Company believes that the interest rate of these loans was comparable to the interest rate that participants could obtain from unaffiliated parties but that the repayment terms are more favorable. Certain of these loans, including Messrs. Larry Feld's and Johnson's loans, are past due. The Company currently is evaluating appropriate arrangements with the obligors of these loans. In connection with the retirement of Mr. Wasserman and his agreement to provide consulting services to the Company, in February 2000 the Company forgave principal and interest of $293,957.88 owed by Mr. Wasserman to the Company and Mr. Wasserman agreed to transfer to the Company 31,878 shares of common stock which had been pledged to the Company to secure such debt.

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

                                            Lease             Lease
                                         Commencement      Termination      Annual Base
             Location                        Date              Date          Rental (1)
--------------------------------------   ------------      -----------     -------------
Center City Philadelphia, PA..........       1980              2014          $ 364,997 (2)
Deptford, NJ..........................       1985              2013            245,604 (3)
Moorestown, NJ........................       1988              2009            739,200
Langhorne, PA.........................       1988              2008            378,482 (3)

----------------------------
(1) Does not include taxes, insurance and other operating expenses payable by the Company.
(2)  The Company intends to close this store in the third quarter of fiscal
     2000.
(3)  Increases annually based upon increases in the Consumer Price Index.

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

         In fiscal 1999, the Company paid an aggregate of $1,817,300 to Mr. David Feld under all leases with him. The Company believes that the terms of each of the leases with Mr. David Feld are no less favorable to the Company than those generally available from unaffiliated third parties. The Company will not lease additional facilities to or from any officers, directors or affiliated parties without the approval of its non-employee directors.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 2000.

                                  TODAY'S MAN, INC.


                                  By: /s/ David Feld
                                      ------------------------------------------
                                      David Feld
                                      Chairman of the Board, President and Chief
                                      Executive Officer