Form 10-Q
period 2000-04-29
TODAYS MAN INC
filed 2000-06-13
CIK 885546

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              April 29, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______________________to _______________________


            ---------------------------------------------------------

                           Commission File No.0-20234
                                              -------

                                Today's Man, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Pennsylvania                               23-1743137
--------------------------------------------------------------------------------
            (State or other jurisdiction of                    (IRS Employer
            incorporation or organization)                  Identification No.)


         835 Lancer Drive, Moorestown, NJ                          08057
--------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number                 856-235-5656
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

                                     YES        X          NO           .
                                            ---------        ------------

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN A BANKRUPTCY DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                     YES        X          NO           .
                                            ---------        ------------


27,040,725 common shares were outstanding as of June 8, 2000.

                                TODAY'S MAN INC.
                                ----------------

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----
PART I.           FINANCIAL INFORMATION:

    Item 1.    Condensed Consolidated Financial Statements - Unaudited

    Consolidated Balance Sheets
               April 29, 2000 and January 29, 2000......................................................1

    Consolidated Statements of Operations
               Thirteen weeks ended April 29, 2000 and May 1, 1999......................................2

    Consolidated Statements of Cash Flows
               Thirteen weeks ended April 29, 2000 and May 1, 1999......................................3

               Notes to Consolidated Financial Statements.............................................4-5

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations..............................................................6-9

    Item 3.    Quantitative and Qualitative Disclosures about Market Risks.............................10

PART II.          OTHER INFORMATION

    Item 1.    Legal Proceedings.......................................................................11

    Item 2.    Changes in Securities and Use of Proceeds...............................................11

    Item 3.    Defaults Upon Senior Securities.........................................................11

    Item 4.    Submission of Matters to a Vote of Security Holders.....................................11

    Item 5.    Other Information.......................................................................11

    Item 6.    Exhibits and Reports on Form 8-K........................................................11

      Signatures.......................................................................................12

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        April 29,            January 29,
                                                                                          2000                  2000
                                                                                          ----                  ----
                                                                                       (Unaudited)
                                                               ASSETS

Current assets:
      Cash and cash equivalents                                                        $   726,600             $   392,700
      Due from credit card companies and other receivables, net                          2,616,700               1,692,900
      Inventory                                                                         37,428,100              39,334,700
      Prepaid expenses and other current assets                                          2,511,000               2,270,700
      Prepaid inventory purchases                                                          860,300               1,847,900
                                                                                       -----------             -----------
         Total current assets                                                           44,142,700              45,538,900

Property and equipment, less accumulated depreciation and
      Amortization                                                                      31,339,400              34,235,300
Loans to shareholders                                                                      228,400                 228,400
Rental deposits and other noncurrent assets                                              2,269,600               1,864,600
                                                                                       -----------             -----------
                                                                                       $77,980,100             $81,867,200
                                                                                       ===========             ===========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                                                           $  8,973,500            $ 9,014,700
      Accrued expenses and other current liabilities                                      5,992,400              6,408,300
      Capital lease obligations                                                             401,600                401,600
                                                                                       ------------            -----------
         Total current liabilities                                                       15,367,500             15,824,600

Capital lease obligations, less current maturities                                          681,400                936,600
Deferred rent and other                                                                   4,505,000              4,559,800
Obligation under revolving credit facility                                               23,258,500             21,145,100
                                                                                       ------------            -----------
                                                                                         43,812,400             42,466,100
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued                           -                      -
Common stock, no par value, 100,000,000 shares authorized,
   27,040,725 and 27,040,725 shares issued and outstanding at
   April 29, 2000 and January 29, 2000 respectively                                      48,513,700             48,513,700
Accumulated deficit                                                                     (14,346,000)            (9,112,600)
                                                                                       ------------            -----------
Total shareholders' equity                                                               34,167,700             39,401,100
                                                                                       ------------            -----------
                                                                                       $ 77,980,100            $81,867,200
                                                                                       ===========             ===========

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    FOR THIRTEEN WEEKS ENDED
                                                                                  April 29,              May 1,
                                                                                    2000                  1999
                                                                                    ----                  ----
Net sales                                                                        $41,071,400            $42,777,200

Cost of goods sold                                                                25,157,200             26,528,300
                                                                                 -----------            -----------

      Gross profit                                                                15,914,200             16,248,900

Selling, general and administrative expenses (includes
       $3,987,600 in asset impairment charges and lease
       termination costs in fiscal 2000)                                          20,541,900             16,709,500
                                                                                 -----------            -----------

Loss from operations                                                              (4,627,700)              (460,600)

Interest expense and other income, net                                               605,700                246,800
                                                                                 -----------            -----------

       Loss before income taxes                                                   (5,233,400)              (707,400)

Income tax (benefit)                                                                       -               (203,500)
                                                                                 -----------            -----------

Net loss                                                                         $(5,233,400)           $  (503,900)
                                                                                 ===========            ===========

Loss per share - basic and assuming dilution                                     $     (0.19)           $     (0.02)
                                                                                 ===========            ===========

Weighted average shares outstanding - basic and assuming
       dilution                                                                   27,040,725             27,014,533
                                                                                 ===========            ===========







                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               FOR THIRTEEN WEEKS ENDED
                                                                                       April 29, 2000            May 1, 1999
                                                                                       --------------            -----------
Operating activities
     Net income (loss)                                                                 $     (5,233,400)        $      (503,900)
     Adjustments to reconcile net income (loss) to net cash used in    operating
activities:
         Depreciation and amortization                                                        1,021,600                  901,100
         Reserve for asset impairment charges and lease termination costs                     3,987,600                        -
         Deferred credits                                                                       (54,800)                 (55,700)
         Tax benefit of net operating loss carryforward                                               -                 (261,700)
     Changes in operating assets and liabilities:
         (Increase) decrease in receivables                                                    (923,800)                (274,000)
         Decrease in inventory                                                                1,906,600               (3,551,000)
         Decrease in prepaid expenses and other current assets and
             prepaid inventory purchases                                                        747,300                1,489,500
         Increase in rental deposits and other non current assets                              (405,000)                 (53,300)
         Decrease in payables and accrued expenses                                           (2,228,200)              (3,080,800)
                                                                                     --------------------     -------------------
     Total adjustments                                                                        4,051,300               (4,885,900)
                                                                                     --------------------     -------------------

Net cash used in operating activities                                                        (1,182,100)              (5,389,800)

Cash flow used in investing activities:
     Capital expenditures                                                                      (342,200)                (397,600)
     Fixtures and equipment in process                                                                -               (1,011,900)
                                                                                     --------------------     -------------------
Net cash used in investing activities                                                          (342,200)              (1,409,500)

Cash flow provided by (used in) financing activities:
     Repayment of capital leases                                                               (255,200)                (370,100)
     Borrowings under revolving credit facility                                              40,498,000               44,126,800
     Repayment of revolving credit facility                                                 (38,384,600)             (38,079,400)
     Proceeds from exercise of stock options and common stock purchase
         warrants                                                                                     -                      400
                                                                                     --------------------     -------------------
Net cash provided by financing activities                                                     1,858,200                5,677,700

Net increase (decrease) in cash and cash equivalents                                            333,900               (1,121,600)
Cash and cash equivalents at beginning of period                                                392,700                1,181,100
                                                                                     --------------------     -------------------
Cash and cash equivalents at end of period                                             $        726,600         $         59,500
                                                                                     ====================     ===================



                             See accompanying notes.

                                TODAY'S MAN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.     Basis of Financial Statement Presentation
       The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals and the asset write-offs and lease termination costs disclosed in Note 5) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's sales, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending February 3, 2001. For further information, refer to the consolidated financial statements and footnotes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

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

                                TODAY'S MAN, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


4.     Recent Accounting Pronouncements
       In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which effectively changes previous guidance related to revenue recognition and the recording of license business revenues for retail companies. In the quarter ended April 29, 2000, the Company changed its method of recording licensed shoe department sales. This change reduces reported sales and reported expenses, but has no impact on operating or net income. Net licensed shoe department sales were $446,800 and $417,000 in the first quarter of fiscal 2000 and 1999, respectively. Prior year sales have been reduced by $2,106,800 with a corresponding reduction in cost of sales. The Company will adopt the remaining provisions of SAB 101 as of the fiscal quarter ended July 29, 2000. The Company is currently in the process of evaluating the impact that SAB 101 will have on its consolidated financial position and results of operations.

5.     Store Closings
       During the quarter ended April 29, 2000, the Company recorded a charge to operations of approximately $4.0 million relating to the announced closing of three underperforming store locations. The Company recognized $1,990,500 in fixed asset write-offs and $1,997,100 in lease termination costs related to the anticipated closing of the stores in the third quarter of fiscal 2000. The Company has included $1,997,100 in accrued expenses and other current liabilities related to the lease termination costs. The three stores generated sales of $2.7 million and $2.9 million in the quarters ended April 29, 2000 and May 1, 1999, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Considerations
       In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended January 29, 2000, a copy of which can be obtained, without charge except for exhibits to the Report, upon written request to Mr. Frank E. Johnson, Executive Vice President and Chief Financial Officer, Today's Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.


Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
       Certain statements in this Form 10-Q which are not historical facts, including, without limitation, statements as to the Company's plans for 2000, e-commerce strategy, or as to management's beliefs, expectations, or opinions, are forward looking statements that involve risks and uncertainties and are subject to change at any time. Certain factors, including, without limitation the risk that the assumptions upon which the forward-looking statements are based ultimately may prove incorrect. Risks relating to the Company's growth strategy, small store base and geographic concentration, the declining unit sales of men's tailored clothing, seasonality and global economic conditions, and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. See "Investment Considerations" above, for instructions on how to receive a copy of the Company's Annual Report.


RESULTS OF OPERATIONS:
---------------------
       The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen week periods ended April 29, 2000 and May 1, 1999, respectively.

                                                    PERCENTAGE OF NET SALES
                                                     THIRTEEN WEEKS ENDED
                                                   April 29,        May 1,
                                                      2000           1999
                                                  ----------------------------
Net sales                                             100.0%         100.0%
Cost of goods sold                                     61.3           62.0
                                                  ----------------------------
     Gross profit                                      38.7           38.0
Selling, general and administrative expenses           50.0           39.1
                                                  ----------------------------
     Loss from operations                             (11.3)          (1.1)
     Interest expense and other income, net             1.5            0.6
                                                  ----------------------------
Loss before income taxes                              (12.8)          (1.7)
Income taxes                                           (0.0)          (0.5)
                                                  ----------------------------
     Net loss                                         (12.8%)         (1.2%)
                                                  ============================

THIRTEEN WEEKS ENDED APRIL 29, 2000 AND MAY 1, 1999:
----------------------------------------------------
NET SALES. Net sales decreased $1,705,800 or 4.0% in the first quarter of fiscal 2000 compared to the year ago period. Comparative store sales decreased 9.1%. The decrease in net sales is a result of the decline in foot traffic the Company has experienced. There were 29 and 25 superstores in operation at April 29, 2000 and May 1, 1999, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

GROSS PROFIT. Gross profit as a percentage of net sales increased to 38.7% for the first quarter of fiscal 2000 compared to 38.0% in the first quarter of fiscal 1999. The increase in the gross profit percentage is a result of the Company's strategy of higher initial mark-ups to accommodate pre-planned markdowns on various point of sale events.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3,832,400 or 22.9% in the first quarter of fiscal 2000, and increased as a percentage of sales to 50.0% from 39.1% in the first quarter of fiscal 1999. The increase was due to the charge taken in the first quarter of fiscal 2000 related to the announced planned closing of three underperforming store locations. The Company recognized $1,990,500 in fixed asset write-offs and $1,997,100 in lease termination costs related to the anticipated third quarter fiscal 2000 store closings, as discussed below.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net increased by $358,900 from the first quarter of fiscal 1999. The increase in interest expense was attributable to the increased amount of average borrowings incurred due to the decline in sales revenues as discussed above, as well as the increase in the interest rate charged as per the Company's amended Loan and Security Agreement with Mellon Bank as of March 15, 2000. The Company had average borrowings under its revolving credit facility of $24,243,700 during the quarter ended April 29, 2000 as compared to average borrowings of $13,648,000 under its revolving credit facility during the quarter ended May 1, 1999. The interest rate in effect was 9.75% as of April 29, 2000 as compared to 7.75% as of May 1, 1999. As a result of revolving credit borrowings, the Company recorded interest expense of $605,700 during the quarter ended April 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Net cash used in operating activities amounted to $1,182,100 and $5,389,800 in the first quarter of fiscal 2000 and the first quarter of fiscal 1999, respectively. These amounts primarily represented net loss plus depreciation, amortization and other changes in operating assets and liabilities, including the reserve for asset impairment charges and lease terminations costs of $3,987,600.

     Net cash used in investing activities amounted to $342,500 and $1,409,500 in the first quarter of fiscal 2000 and the first quarter of fiscal 1999, respectively. The decrease in the first quarter of fiscal 2000 from the first quarter of fiscal 1999 was primarily due to the Company not incurring capital expenditures related to new store openings, as well as not having to upgrade or replace computer systems for year 2000 compliance purposes as was the case in fiscal 1999.

     Net cash provided by financing activities amounted to $1,858,200 and $5,677,700 in the first quarter of fiscal 2000 and the first quarter of fiscal 1999, respectively. These amounts primarily represented activity under the Company's revolving credit facility and repayment of capital leases.

     The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. At April 29, 2000, the Company had working capital of $28,775,200 as compared with $29,714,300 at January 29, 2000.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

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

     The Mellon revolving credit facility bore interest at the option of the Company at prime (9.00% at April 29, 2000) or LIBOR plus a margin ranging from 1.75% to 3.25% depending upon the Company's EBITDA. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves.

     In April 1999, the Company and Mellon amended the Loan Agreement to allow for the inclusion of participant lenders and to modify certain other provisions including the tangible net worth and fixed charge coverage ratio covenants.

     During the fourth quarter of fiscal 1999, the Company was projecting a liquidity shortfall in early fiscal 2000 under its revolving credit facility. To address the liquidity shortfall, the Company obtained a temporary over-advance of $4.5 million above its calculated borrowing base from Mellon on February 11, 2000. In addition, the Company and Mellon agreed to recast certain financial covenants to reflect the year-end operating results. On March 15, 2000, the Company and Mellon entered into amendment No. 3 to the Loan and Security Agreement. The revolving credit facility was reduced to $35.0 million with a $15.0 million sublimit for letters of credit. Within the credit facility is an over-advance facility of $4.5 million above the calculated borrowing base which is reduced to $3.4 million on May 16, 2000 and $2.5 million on June 16, 2000 and expires on June 30, 2000. The revolving credit facility expires on March 15, 2002 and bears interest at 0.75% per annum above Mellon Bank's prime rate. The amended Agreement recast all of the Company's financial covenants as of and for the year ended January 29, 2000 and for the remaining term of the loan agreement. The amended Agreement contains financial covenants related to tangible net worth, indebtedness to tangible net worth, fixed charge coverage ratios, maximum net loss per month, and limitations on new store openings and capital expenditures as well as restrictions on the payments of dividends. Additionally, Mr. David Feld, the Chairman and CEO, agreed to provide additional collateral to secure the credit facility. The Company was in compliance with all covenants under the amended Agreement as of January 29, 2000. The amended Agreement also includes a termination fee of $1.0 million if the Company terminates the facility before March 15, 2001, and $700,000 if termination occurs from March 16, 2001 through March 14, 2002.

     The Company announced on March 15, 2000 that it had engaged Wasserstein Perella & Co., Inc., an investment-banking firm, to enhance the Company's shareholder value. This may take the form of an equity investment in the Company or debt.

     On May 1, 2000, the Company and Mellon entered into Amendment 4 to include Todaysman.com, a subsidiary of the Company, in the revolving credit facility.

     In April 2000, the Company decided to close three under-performing stores, including one store located in a building owned by Mr. David Feld, the Company's CEO. The planned closing of the three stores resulted in a charge to operations in the first quarter of fiscal 2000 of $4.0 million consisting of $1,990,500 for the write-off of furniture and fixtures and $1,997,100 for lease termination costs. The lease termination costs are expected to be incurred ratably from the date of the store closings through the end of the anticipated lease terms estimated to be approximately 18 months. The three stores generated sales of $2.7 million and $2.9 million and cost of sales of $1.7 million and $1.8 million in the quarters ended April 29, 2000 and May 1, 1999, respectively. The three stores, which generated sales of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


$12,590,000 and cost of sales of $8,156,000 in fiscal 1999, are expected to be closed by September 2000. The estimated lease termination costs may increase if a sub-lessor is not obtained in 18 months of the store closings. Also, the Company may incur additional costs related to the store closings, such as employee termination costs, however, these amounts are not determinable at this time.

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

     The Company has been substantially dependent upon borrowings under its credit facility to finance its operations and received an amended credit facility from Mellon in May 2000, which allows the Company additional liquidity through an over-advance facility through November 30, 2000 as discussed above. Additionally, the Company is in the process of implementing a plan to reverse the trend of losses noted above. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2000, include the execution of the amended credit facility, a layoff of non-operating personnel in January 2000, the reduction in advertising spending and the focus on the Company's traditional advertising approach, and the announcement of the closing of three under-performing stores in May 2000.

     Management believes the Company's cash requirements in 2000 will be generated by operations and borrowings on the Company's credit facility. Management also believes that the actions initiated and its 2000 plans will result in the successful funding of its working capital and cash requirements while enabling the Company to meet its financial covenants under the credit facility.

Year 2000 Compliance

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

       The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the quarter ended April 29, 2000, and it fluctuates with the lending bank's prime rate. The change in interest expense of the Company's bank revolving credit facility resulting from a hypothetical 2% increase in interest rates would not be material.

PART II - OTHER INFORMATION
---------------------------

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

         None - not applicable

Item 5.  Other Information
         -----------------

         None - not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits
          10.23 - Consulting Agreement between Leonard Wasserman and Today's Man, Inc.

         Reports on Form 8-K

         None - not applicable

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TODAY'S MAN, INC.
                                            (Registrant)


Date:    June 13, 2000                 /s/David Feld
                                       -----------------------------------------
                                       David Feld
                                       Chairman of the Board and
                                       Chief Executive Officer



Date:    June 13, 2000                 /s/Frank E. Johnson
                                       -----------------------------------------
                                       Frank E. Johnson
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer
                                       Principal Financial Officer



Date:    June 13, 2000                 /s/Barry S. Pine
                                       -----------------------------------------
                                       Barry S. Pine
                                       Vice President and Controller
                                       Principal Accounting Officer