Form 10-Q
period 2000-07-29
TODAYS MAN INC
filed 2000-09-12
CIK 885546

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended                 July 29, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended _______________________ to ______________________


            _________________________________________________________

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


     27,040,725 common shares were outstanding as of September 8, 2000.

                                TODAY'S MAN INC.
                                ----------------

                                      INDEX
                                      -----

                                                                                                        PAGE
                                                                                                        ----
PART I.           FINANCIAL INFORMATION:

       Item 1.    Condensed Consolidated Financial Statements - Unaudited

       Consolidated Balance Sheets
                  July 29, 2000 and January 29, 2000.......................................................1

       Consolidated Statements of Operations
                  Thirteen weeks ended July 29, 2000 and July 31, 1999.....................................2

       Consolidated Statements of Operations
                  Twenty-six weeks ended July 29, 2000 and July 31, 1999...................................3

       Consolidated Statements of Cash Flows
                  Twenty-six weeks ended July 29, 2000 and July 31, 1999...................................4

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

       Item 3.    Quantitative and Qualitative Disclosures about Market Risks.............................11

PART II.          OTHER INFORMATION

       Item 1.    Legal Proceedings......................................................................12

       Item 2.    Changes in Securities and Use of Proceeds..............................................12

       Item 3.    Defaults Upon Senior Securities........................................................12

       Item 4.    Submission of Matters to a Vote of Security Holders....................................12

       Item 5.    Other Information......................................................................12

       Item 6.    Exhibits and Reports on Form 8-K.......................................................12

         Signatures......................................................................................13

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        July 29,           January 29,
                                                                                        ---------          -----------
                                                                                          2000                2000
                                                                                          ----                -----
                                                                                      (Unaudited)
                                     ASSETS

Current assets:
      Cash and cash equivalents                                                    $       126,200          $      392,700
      Due from credit card companies and other receivables, net                          1,951,300               1,692,900
      Inventory                                                                         34,610,000              39,334,700
      Prepaid expenses and other current assets                                          2,013,900               2,270,700
      Prepaid inventory purchases                                                        1,013,600               1,847,900
                                                                                   -------------------    --------------------
         Total current assets                                                           39,715,000              45,538,900

Property and equipment, less accumulated depreciation and amortization
                                                                                        30,367,500              34,235,300
Loans to shareholders                                                                            -                 228,400
Rental deposits and other noncurrent assets                                              2,563,100               1,864,600
                                                                                   -------------------    --------------------
                                                                                       $72,645,600             $81,867,200
                                                                                   ===================    ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                              $     8,788,000              $9,014,700
      Accrued expenses and other current liabilities                                      5,527,900               6,408,300
      Current maturities of capital lease obligations                                       401,600                 401,600
                                                                                   -------------------     -------------------
         Total current liabilities                                                       14,717,500              15,824,600

Capital lease obligations, less current maturities                                          583,700                 936,600
Deferred rent and other                                                                   4,122,100               4,559,800
Obligation under revolving credit facility                                               21,487,700              21,145,100
                                                                                   -------------------     -------------------
                                                                                         40,911,000              42,466,100

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued                           -                       -
Common stock, no par value, 100,000,000 shares authorized, 27,040,725 and
27,040,725 shares issued and outstanding at July 29, 2000 and January 29, 2000
      respectively                                                                       48,513,700              48,513,700
Accumulated deficit                                                                     (16,779,100)             (9,112,600)
                                                                                   -------------------     -------------------
Total shareholders' equity                                                               31,734,600              39,401,100
                                                                                   -------------------     -------------------
                                                                                        $72,645,600             $81,867,200
                                                                                   ===================     ===================

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 FOR THIRTEEN WEEKS ENDED
                                                                              July 29,                 July 31,
                                                                              ---------                --------
                                                                                2000                     1999
                                                                                ----                     ----
Net sales                                                                $     41,617,300             $45,470,700

Cost of goods sold                                                             26,390,600              29,112,700
                                                                         --------------------     -------------------

       Gross profit                                                            15,226,700              16,358,000

Selling, general and administrative expenses                                   17,033,800              17,590,500
                                                                         --------------------     -------------------

Loss from operations                                                           (1,807,100)             (1,232,500)

Interest expense and other income, net                                            626,000                 287,900
                                                                         --------------------     -------------------

       Loss before income taxes                                                (2,433,100)             (1,520,400)

Income tax benefit                                                                      -                (559,000)
                                                                         --------------------     -------------------

Net loss                                                                 $     (2,433,100)         $     (961,400)
                                                                         ====================     ===================


Loss per share - basic and diluted                                       $          (0.09)         $        (0.04)

Weighted average shares outstanding - basic and diluted                        27,040,725              27,014,533
                                                                         ====================     ===================





                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  FOR TWENTY-SIX WEEKS ENDED
                                                                                 July 29,              July 31,
                                                                                 ---------             --------
                                                                                   2000                  1999
                                                                                   ----                  ----
Net sales                                                                         $82,688,700           $88,247,900

Cost of goods sold                                                                 51,547,800           55,641,000
                                                                            -------------------    ------------------

       Gross profit                                                                31,140,900           32,606,900

Selling, general and administrative expenses(includes $3,987,600 in asset impairment charges and lease termination costs in
       fiscal 2000)                                                                37,575,700           34,300,000
                                                                            -------------------    ------------------

Loss from operations                                                               (6,434,800)          (1,693,100)

Interest expense and other income, net                                              1,231,700              534,700
                                                                            -------------------    ------------------

       Loss before income taxes                                                    (7,666,500)          (2,227,800)

Income tax benefit                                                                          -             (762,500)
                                                                            -------------------    ------------------

Net loss                                                                     $     (7,666,500)      $   (1,465,300)
                                                                            ===================
                                                                                                   ==================

Loss per share - basic and assuming dilution                                 $         (0.28)       $       (0.05)
                                                                            ===================    ==================

Weighted average shares outstanding - basic and assuming
       dilution                                                                     27,040,725          27,014,533





                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          FOR TWENTY-SIX WEEKS ENDED
                                                                                         July 29,                 July 31,
                                                                                         ---------                --------
                                                                                            2000                    1999
                                                                                            ----                    ----
Operating activities
     Net loss                                                                         $     (7,666,500)        $     (1,465,300)
     Adjustments to reconcile net loss to cash provided by (used in)
         operating activities:
         Depreciation and amortization                                                       2,043,200                1,798,100
         Reserve for asset impairment charges and lease termination costs                    3,987,600                        -
         Deferred credits                                                                     (437,700)                (112,500)
         Reserve of loans to shareholders                                                      228,400                        -
     Changes in operating assets and liabilities:
         Increase in receivables                                                              (258,400)                (503,100)
         Decrease in inventory                                                               4,724,700                  575,600
         Decrease in prepaid expenses and other current assets and
             prepaid inventory purchases                                                     1,091,100                  790,700
         Increase in rental deposits and other non current assets                             (698,500)                 (91,500)
         Decrease in payables and accrued expenses                                          (2,878,200)              (3,670,100)
                                                                                    --------------------     -------------------
     Total adjustments                                                                       7,802,200               (1,212,800)
                                                                                    --------------------     -------------------

Net cash provided by (used in) operating activities                                            135,700               (2,678,100)

Cash flow used in investing activities:
     Capital expenditures                                                                     (391,900)                (539,600)
     Fixtures and equipment in process                                                               -               (1,782,000)
                                                                                    --------------------     -------------------
Net cash used in investing activities                                                         (391,900)              (2,321,600)

Cash flow (used in) provided by financing activities:
     Repayment of capital leases                                                              (352,900)                (513,500)
     Borrowings under revolving credit facility                                             78,309,500               83,987,800
     Repayment of revolving credit facility                                                (77,966,900)             (79,425,200)
     Proceeds from exercise of stock options and common stock
         purchase warrants                                                                           -                      400
                                                                                    --------------------     -------------------
Net cash (used in) provided by financing activities                                            (10,300)               4,049,500

Net decrease in cash and cash equivalents                                                     (266,500)                (950,200)
Cash and cash equivalents at beginning of period                                               392,700                1,181,100
                                                                                    --------------------     -------------------
Cash and cash equivalents at end of period                                            $        126,200         $        230,900
                                                                                    ====================     ===================


                             See accompanying notes.

                                TODAY'S MAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis of Financial Statement Presentation
       The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals and the asset impairment charges and lease termination costs disclosed in Note 5) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's sales, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending February 3, 2001. For further information, refer to the consolidated financial statements and footnotes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.


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


4.     Recent Accounting Pronouncements
       In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which effectively changes previous guidance related to revenue recognition and the recording of license business revenues for retail companies. For the thirteen weeks ended April 29, 2000, the Company changed its method of recording licensed shoe department sales. This change reduces reported sales and reported expenses, but has no impact on operating or net income. Net licensed shoe department sales were $446,800 and $417,000 in the thirteen weeks ended July 29, 2000 and July 31, 1999 respectively, and $894,000 and $894,000 in the twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively. Prior year sales have been reduced by $2,047,600 for the thirteen weeks ended July 31, 1999 and $4,154,400 for the twenty-six weeks ended July 31, 1999 with a corresponding reduction in cost of sales. The Company will adopt the remaining provisions of SAB 101 as of the fiscal quarter ended February 3, 2001. The Company is currently in the process of evaluating the impact that SAB 101 will have on its consolidated financial position and results of operations.

                                TODAY'S MAN, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

5.     Store Closings
       During the thirteen weeks ended April 29, 2000, the Company recorded a charge to operations of approximately $4.0 million relating to the announced closing of three underperforming store locations. The Company recognized $1,990,500 in fixed asset write-offs and $1,997,100 in lease termination costs related to the anticipated closing of the stores in the third quarter of fiscal 2000. The closing of the Manhasset, New York store was completed during this quarter. The Company has included $1,997,100 in accrued expenses and other current liabilities related to the lease termination costs. The three stores generated sales of $3.3 million and $3.2 million for the thirteen weeks ended July 29, 2000 and July 31, 1999, respectively, and $6.0 million and $6.2 million in the twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively.

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

                                TODAY'S MAN, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



RESULTS OF OPERATIONS:
----------------------

       The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999, respectively.

                                                                          PERCENTAGE OF NET SALES
                                                                    THIRTEEN AND TWENTY-SIX WEEKS ENDED
                                                             July 29,        July 31,       July 29,      July 31,
                                                               2000            1999           2000          1999
                                                           ----------------------------------------------------------
Net sales                                                      100.0%          100.0%         100.0%         100.0%
Cost of goods sold                                              63.4            64.0           62.3           63.1
                                                           ----------------------------------------------------------
     Gross profit                                               36.6            36.0           37.7           36.9
Selling, general and administrative expenses                    40.9            38.7           45.4           38.9
                                                           ----------------------------------------------------------
     Loss from operations                                       (4.3)           (2.7)          (7.7)          (2.0)
     Interest expense and other income, net                      1.5             0.6            1.5            0.6
                                                           ----------------------------------------------------------
Loss before income taxes                                        (5.8)           (3.3)          (9.2)          (2.6)
Income taxes (benefit)                                           0.0            (1.2)           0.0           (0.9)
                                                           ----------------------------------------------------------
     Net loss                                                   (5.8)%          (2.1)%         (9.2)%         (1.7)%
                                                           ==========================================================

THIRTEEN WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999:
-----------------------------------------------------
         NET SALES. Net sales decreased $3,853,400 or 8.5% in the second quarter of fiscal 2000 compared to the year ago period. Comparative store sales decreased 12.2%. The decrease in net sales is a result of decline in foot traffic the Company has experienced. There were 28 and 29 superstores in operation at July 29, 2000 and July 31, 1999, respectively. The Manhasset, New York store was closed in the second quarter of fiscal 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         GROSS PROFIT. Gross profit as a percentage of net sales increased to 36.6% for the second quarter of fiscal 2000 compared to 36.0% for second quarter of fiscal 1999. The increase in gross profit percentage is a result of the Company's strategy of higher initial mark-ups to accommodate pre-planned markdowns on various point of sale events.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $556,700 or 3.2% in the second quarter of fiscal 2000, and increased as a percentage of sales to 40.9% from 38.7% in the second quarter of fiscal 1999. This dollar decrease is primarily attributable to a reduction in advertising expenses of $540,000.

         INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net increased by $338,100 from the second quarter of fiscal 1999. The increase in interest expense was attributable to the increased amount of average borrowings incurred ($21,545,800 in the second quarter of fiscal 2000 versus $13,225,900 in the second quarter of fiscal 1999) due to the decline in sales revenues as discussed above, as well as the increase in the interest rate charged (10.25% as of July 29, 2000 versus 8.0% as of July 31, 1999) as per the Company's amended Loan and Security Agreement with Mellon Bank. As a result of revolving credit borrowings, the Company recorded interest expense of $626,000 during the quarter ended July 29, 2000


TWENTY-SIX WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999:
-------------------------------------------------------
         NET SALES. Net sales decreased $5,559,200 or 6.3% for the first six months of fiscal 2000 compared to the year ago period. Comparative store sales decreased 10.7%. The decrease in net sales is a result of the decline in foot traffic the Company has experienced. There were 28 and 29 superstores in operation at July 29, 2000 and July 31, 1999, respectively. The Manhasset, New York store was closed in the second quarter of fiscal 2000.

         GROSS PROFIT. Gross profit as a percentage of net sales increased to 37.7% for the first six months of 2000 compared to 36.9% for the first six months 1999. The increase in the gross profit percentage is a result of the Company's strategy of higher initial mark-ups to accommodate pre-planned markdowns on various point of sale events.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3,275,700 or 9.6% in the first six months of fiscal 2000, and increased as a percentage of sales to 45.4% from 38.9% in the comparable period of fiscal 1999. The dollar increase was due to the charge taken in the first quarter of fiscal 2000 related to the announced planned closing of three underperforming store locations (one of which was completed in the second quarter of fiscal 2000). The Company recognized $1,990,500 in fixed asset write-offs and $1,997,100 in lease termination costs related to the fiscal 2000 store closings as discussed below.

         INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net increased by $697,000 from the first six months of fiscal 1999. The increase in interest expense is attributable to the increased amount of average borrowings incurred ($22,905,400 for the six month period ended July 29, 2000 versus $13,438,800 for the six month period ended July 31,
1999) due to the decline in sales revenues as discussed above, as well as the increase in the interest rate charged (10.25% as of July 29, 2000 versus 8.0% as of July 31, 1999) as per the Company's Amended Loan and Security Agreement with Mellon Bank. As a result of revolving credit borrowings, the Company recorded interest expense of $1,231,700 during the six month period ended July 29, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. At July 29, 2000, the Company had working capital of $24,997,500 as compared with $29,714,300 at January 29, 2000.

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

         The Mellon revolving credit facility bore interest at the option of the Company at prime (9.50% at July 29, 2000) or LIBOR plus a margin ranging from 1.75% to 3.25% depending upon the Company's EBITDA. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves.

         In April 1999, the Company and Mellon amended the Loan Agreement to allow for the inclusion of participant lenders and to modify certain other provisions including the tangible net worth and fixed charge coverage ratio covenants.

         During the fourth quarter of fiscal 1999, the Company was projecting a liquidity shortfall in early fiscal 2000 under its revolving credit facility. To address the liquidity shortfall, the Company obtained a temporary over-advance of $4.5 million above its calculated borrowing base from Mellon on February 11, 2000. In addition, the Company and Mellon agreed to recast certain financial covenants to reflect the year-end operating results. On March 15, 2000, the Company and Mellon entered into amendment No. 3 to the Loan and Security Agreement. The revolving credit facility was reduced to $35.0 million with a $15.0 million sublimit for letters of credit. Within the credit facility was an over-advance facility of $4.5 million above the calculated borrowing base which reduced to $3.4 million on May 16, 2000 and $2.5 million on June 16, 2000 and expired on June 30, 2000. The revolving credit facility expires on March 15, 2002 and bears interest at 0.75% per annum above Mellon Bank's prime rate. The amended Agreement recast all of the Company's financial covenants as of and for the year ended January 29, 2000 and for the remaining term of the loan agreement. The amended Agreement contains financial covenants related to tangible net worth, indebtedness to tangible net worth, fixed charge coverage ratios, maximum net loss per month, and limitations on new store openings and capital expenditures as well as restrictions on the payments of dividends. Additionally, Mr. David Feld, Chairman of the Board, agreed to provide additional collateral to secure the credit facility. The Company was in compliance with all covenants under the amended Agreement as of January 29, 2000. The amended Agreement also includes a termination fee of $1.0 million if the Company terminates the facility before March 15, 2001, and $700,000 if termination occurs from March 16, 2001 through March 14, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         The Company announced on March 15, 2000 that it had engaged Wasserstein Perella & Co., Inc., an investment-banking firm, to enhance the Company's shareholder value. This may take the form of an equity investment in the Company or debt.

         On May 1, 2000, the Company and Mellon entered into Amendment No. 4 to include Todaysman.com, a subsidiary of the Company, in the revolving credit facility.

         In April 2000, the Company decided to close three under-performing stores, including one store located in a building owned by Mr. David Feld, Chairman of the Board. The planned closing of the three stores resulted in a charge to operations in the first quarter of fiscal 2000 of $4.0 million consisting of $1,990,500 for the write-off of furniture and fixtures and $1,997,100 for lease termination costs. The lease termination costs are expected to be incurred ratably from the date of the store closings through the end of the anticipated lease terms estimated to be approximately 18 months. The three stores generated sales of $6.0 million and $6.2 million and cost of sales of $3.8 million and $3.9 million in the quarters ended July 29, 2000 and July 31, 1999, respectively. The three stores, which generated sales of $12,590,000 and cost of sales of $8,156,000 in fiscal 1999, are expected to be closed by October 2000. The closing of the Manhasset, New York store was completed in the second quarter of fiscal 2000. The estimated lease termination costs may increase if a sub-lessor is not obtained within 18 months of the store closings. Also, the Company may incur additional costs related to the store closings, such as employee termination costs; however, these amounts are not determinable at this time.

         On May 11, 2000, the Company and Mellon entered into Amendment No. 5 to the revolving credit facility. The agreement amended the credit facility to extend the over-advance facility of $2,500,000 which previously expired on June 30, 2000 to August 15, 2000. The over-advance was reduced to $2,250,000 on August 16, 2000, $1,250,000 on September 16, 2000, $1,000,000 on October 16,
2000 and expired on November 30, 2000. Amendment No. 5 also revised certain financial covenants to provide a waiver for the $4.0 million charge to operations caused by the store closings discussed above. The amendment also provided for a reduction in the credit facility from $35 million to $30 million effective on November 30, 2000. The termination fee was also increased to $1,050,000 if the facility is terminated on or before March 14, 2002.

         In anticipation of the results of the quarter, the Company and Mellon Bank entered into negotiations to enhance the Company's liquidity for the fall selling season. On August 16, 2000 the Company and Mellon entered into Amendment No. 6 to the revolving credit facility. The agreement amends the credit facility to increase the overadvance amount from $2,500,000 to $4,500,000 effective August 16, 2000 and ending on October 15, 2000. The overadvance is reduced to $4,000,000 on October 16, 2000 and $2,750,000 on November 16, 2000 and expires on December 15, 2000. Amendment No. 6 also revises the indebtedness to tangible net worth covenant and waives the fixed charge coverage ratio covenant.

         The Company has been substantially dependent upon borrowings under its credit facility to finance its operations and received an amended credit facility from Mellon, which allows the Company additional liquidity through an over-advance facility through December 15, 2000 as discussed above. Additionally, the Company is in the process of implementing a plan to reverse the trend of losses noted above. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2000, include the execution of the amended credit facility, a layoff of non-operating personnel in January 2000, the reduction in advertising spending and the focus on the Company's traditional advertising approach, and the announcement of the closing of three under-performing stores in May 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

         The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the quarter ended July 29, 2000, and it fluctuates with the lending bank's prime rate. The change in interest expense of the Company's bank revolving credit facility resulting from a hypothetical 2% increase in interest rates would not be material.

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

         None - not applicable


Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders
         -----------------------------------------------

         The Annual Meeting of Shareholders of the Company was held on July 20, 2000. At the Annual Meeting, the shareholders elected Eli Katz and Bruce Weitz for a term of four years as described below:

                     Name                   For              Withheld Authority
                     ----                   ---              ------------------
                 Eli Katz                15,234,345                817,145
                 Bruce Weitz             15,236,520                814,970

         In addition, the terms of the following directors continued after the Annual Meeting:


                                David Feld
                                Larry Feld
                                Verna Gibson
                                Neal J. Fox
                                Leonard Wasserman

         On July 19, 2000, the Company announced that the Board of Directors had exercised its option to cancel the previously announced 1-for-4 reverse stock split prior to the shareholder vote at the Annual Meeting of Shareholders.

Item 5.  Other Information

         On August 23, 2000 the Company announced that Bruce Weitz was appointed President and Chief Executive Officer of the Company and Neal J. Fox, was appointed to the position of Vice Chairman. Mr. Fox will report to Mr. Weitz and will direct the merchandising and marketing aspects of the business. Both Messrs. Weitz and Fox were appointed to the Board of Directors of the Company in May 2000. David Feld, the Company's founder, will retain his position as Chairman of the Board

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits

         None - not applicable

         Reports on Form 8-K



         On July 19, 2000, the Company filed a Current Report on Form 8-K with respect to the cancellation of the previously announced 1-for-4 reverse stock split.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TODAY'S MAN, INC.
                                                 (Registrant)


Date:    September 12, 2000            /s/David Feld
                                       -------------------------------------
                                       David Feld
                                       Chairman of the Board



Date:    September 12, 2000            /s/Bruce Weitz
                                       -------------------------------------
                                       Bruce Weitz
                                       President and Chief Executive Officer



Date:    September 12, 2000            /s/Frank E. Johnson
                                       -------------------------------------
                                       Frank E. Johnson
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer
                                       Principal Financial Officer



Date:    September 12, 2000            /s/Barry S. Pine
                                       -------------------------------------
                                       Barry S. Pine
                                       Vice President and Controller
                                       Principal Accounting Officer