Form 10-Q
period 2000-10-28
TODAYS MAN INC
filed 2000-12-08
CIK 885546

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the quarterly period ended    October 28, 2000
                               -----------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended ____________to_________________

______________________________________________________________

                           Commission File No. 0-20234
                                               -------

                                Today's Man, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Pennsylvania                         23-1743137
-------------------------------------------------------------------------
            (State or other jurisdiction of              (IRS Employer
            incorporation or organization)            Identification No.)

           835 Lancer Drive, Moorestown, NJ                     08057
--------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number        856-235-5656
                             ----------------------------

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

27,040,725 common shares were outstanding as of December 8, 2000.

                                TODAY'S MAN INC.

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.           FINANCIAL INFORMATION:

       Item 1.    Condensed Consolidated Financial Statements - Unaudited

       Consolidated Balance Sheets
                  October 28, 2000 and January 29, 2000....................................................1

       Consolidated Statements of Operations
                  Thirteen weeks ended October 28, 2000 and October 30, 1999...............................2

       Consolidated Statements of Operations
                  Thirty-nine weeks ended October 28, 2000 and October 30, 1999............................3

       Consolidated Statements of Cash Flows
                  Thirty-nine weeks ended October 28, 2000 and October 30, 1999............................4

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

       Item 4.    Submission of Matters to a Vote of Security Holders....................................11

       Item 5.    Other Information......................................................................11

       Item 6.    Exhibits and Reports on Form 8-K.......................................................11

         Signatures......................................................................................12

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      October 28,            January 29,
                                                                                          2000                   2000
                                                                                      -----------            -----------
                                                                                      (Unaudited)
                                     ASSETS

Current assets:
      Cash and cash equivalents                                                        $   134,600             $   392,700
      Due from credit card companies and other receivables, net                          1,809,800               1,692,900
      Inventory                                                                         38,113,200              39,334,700
      Prepaid expenses and other current assets                                          2,404,300               2,270,700
      Prepaid inventory purchases                                                          480,000               1,847,900
                                                                                       -----------             -----------
         Total current assets                                                           42,941,900              45,538,900

Property and equipment, less accumulated depreciation and
      amortization                                                                     $29,775,700             $34,235,300
Loans to shareholders                                                                            -                 228,400
Rental deposits and other noncurrent assets                                              3,036,600               1,864,600
                                                                                       -----------             -----------
                                                                                       $75,754,200             $81,867,200
                                                                                       ===========             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                 $ 9,504,400             $ 9,014,700
      Accrued expenses and other current liabilities                                     6,553,700               6,408,300
      Current maturities of capital lease obligations                                      401,600                 401,600
                                                                                       -----------             -----------
         Total current liabilities                                                      16,459,700              15,824,600

Capital lease obligations, less current maturities                                         471,700                 936,600
Deferred rent and other                                                                  4,033,200               4,559,800
Obligations under revolving credit facility                                             25,423,600              21,145,100
                                                                                       -----------             -----------
                                                                                        46,388,200              42,466,100

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued                          -                       -
Common stock, no par value, 100,000,000 shares authorized,
      27,040,725 and 27,040,725 shares issued and outstanding at
      October 28, 2000 and January 29, 2000, respectively                               48,513,700              48,513,700
Accumulated deficit                                                                    (19,147,700)             (9,112,600)
                                                                                       -----------             -----------
Total shareholders' equity                                                              29,366,000              39,401,100
                                                                                       -----------             -----------
                                                                                       $75,754,200             $81,867,200
                                                                                       ===========             ===========

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       FOR THIRTEEN WEEKS ENDED
                                                                   October 28,           October 30,
                                                                       2000                  1999
                                                                       ----                  ----

Net sales                                                            $38,227,200           $40,214,700

Cost of goods sold                                                    22,957,000            24,301,900
                                                                     -----------            ----------

       Gross profit                                                   15,270,200            15,912,800

Selling, general and administrative expenses                          16,967,800            18,079,600
                                                                     -----------            ----------

Loss from operations                                                  (1,697,600)           (2,166,800)

Interest expense and other income, net                                   671,000               364,400
                                                                     -----------           -----------

       Loss before income taxes                                       (2,368,600)           (2,531,200)

Income tax benefit                                                             -              (936,700)
                                                                     -----------           -----------

Net loss                                                             $(2,368,600)          $(1,594,500)
                                                                     ===========           ===========

Loss per share - basic and diluted                                   $    (0.09)           $     (0.06)
                                                                     ===========           ===========

Weighted average shares outstanding - basic and diluted               27,040,725            27,014,635

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  FOR THIRTY-NINE WEEKS ENDED
                                                                                October 28,            October 30,
                                                                                   2000                    1999
                                                                                   ----                    ----
Net sales                                                                       $120,915,900           $128,462,600

Cost of goods sold                                                                74,504,800             79,942,900
                                                                                ------------           ------------

       Gross profit                                                               46,411,100             48,519,700

Selling, general and administrative expenses (includes
       $3,987,600 in asset impairment charges and lease
       termination costs in fiscal 2000)                                          54,543,500             52,379,600
                                                                                ------------           ------------

Loss from operations                                                              (8,132,400)            (3,859,900)

Interest expense and other income, net                                             1,902,700                899,100
                                                                                ------------           ------------

       Loss before income taxes                                                  (10,035,100)            (4,759,000)

Income tax benefit                                                                         -             (1,699,200)
                                                                                ------------           ------------

Net loss                                                                        $(10,035,100)          $ (3,059,800)
                                                                                ============           ============

Loss per share - basic and diluted                                              $       (0.37)         $      (0.11)
                                                                                =============          ============

Weighted average shares outstanding - basic and diluted                           27,040,725             27,014,601


                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            FOR THIRTY-NINE WEEKS ENDED
                                                                                          October 28,           October 30,
                                                                                              2000                  1999
                                                                                              ----                  ----
Operating activities
     Net loss                                                                             $(10,035,100)        $(3,059,800)
         Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                       3,048,500           2,685,600
         Reserve for asset impairment charges and lease termination
              costs                                                                          3,987,600                   -
         Deferred credits                                                                     (526,600)           (169,400)
         Reserve of loans to shareholders                                                      228,400                   -
     Changes in operating assets and liabilities:
         Increase in receivables                                                              (116,900)           (641,700)
         Decrease (increase) in inventory                                                    1,221,500         (11,227,200)
         Decrease in prepaid expenses and other current assets and
             prepaid inventory purchases                                                     1,234,300             479,100
         Increase in rental deposits and other non current assets                           (1,172,000)           (179,700)
         (Decrease) increase in payables and accrued expenses                               (1,136,000)          1,467,700
                                                                                          ------------       -------------
     Total adjustments                                                                       6,768,800          (7,585,600)
                                                                                          ------------       -------------
Net cash used in operating activities                                                       (3,266,300)        (10,645,400)

Investing activities:
     Capital expenditures                                                                     (805,400)         (2,333,400)
     Fixtures and equipment in process                                                               -          (1,770,000)
                                                                                          ------------       -------------
Net cash used in investing activities                                                         (805,400)         (4,103,400)

Financing activities:
     Repayment of capital leases                                                              (464,900)           (784,300)
     Borrowings under revolving credit facility                                            118,317,800         130,775,800
     Repayment of revolving credit facility                                               (114,039,300)       (116,298,000)
     Proceeds from exercise of stock options and common stock
         purchase warrants                                                                           -                 400
                                                                                          ------------       -------------
Net cash provided by financing activities                                                    3,813,600          13,693,900

Net decrease in cash and cash equivalents                                                     (258,100)         (1,054,900)
Cash and cash equivalents at beginning of period                                               392,700           1,181,100
                                                                                          ------------       -------------
Cash and cash equivalents at end of period                                                $    134,600       $     126,200
                                                                                          ============       =============

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


4.     Recent Accounting Pronouncements
       In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which effectively changes previous guidance related to revenue recognition and the recording of license business revenues for retail companies. As of the thirteen weeks ended April 29, 2000, the Company changed its method of recording licensed shoe department sales. This change reduces reported sales and reported expenses, but has no impact on operating or net income. Net licensed shoe department sales were $336,000 and $411,600 in the thirteen weeks ended October 28, 2000 and October 30, 1999 respectively, and $1,230,000 and $1,305,300 in the thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively. Prior year sales have been reduced by $1,876,200 for the thirteen weeks ended October 30, 1999 and $6,030,600 for the thirty-nine weeks ended October 30, 1999 with a corresponding reduction in cost of sales. The Company will adopt the remaining provisions of SAB 101 as of the fiscal quarter ended February 3, 2001. The Company is currently in the process of evaluating the impact that SAB 101 will have on its consolidated financial position and results of operations.

       In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be adopted effective February 4, 2001, but it is not expected to materially impact the Company's financial statements.

                                TODAY'S MAN, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
5.     Store Closings
       During the thirteen weeks ended April 29, 2000, the Company recorded a charge to operations of approximately $4.0 million relating to the announced closing of three underperforming store locations. The Company recognized $1,990,500 in fixed asset write-offs and $1,997,100 in lease termination costs related to the closing of these three underperforming store locations. The closing of the Manhasset, New York store was completed in fiscal June 2000, and the closing of the Norwalk, CT store was completed in fiscal November 2000. The Chestnut Street, Philadelphia, PA location is expected to close in the fourth quarter of fiscal 2000. The Company has included $1,997,100 in accrued expenses and other current liabilities related to the lease termination costs. The Chestnut Street, Philadelphia, PA and the Norwalk, CT stores generated sales of $2.3 million and $1.7 million for the thirteen weeks ended October 28,2000 and October 30, 1999, respectively, and $6.5 million and $5.6 million in the thirty-nine weeks ended October 28,2000 and October 30, 1999, respectively. The Manhasset, NY store generated sales of $1.0 million in the thirteen weeks ended October 30, 1999, and $3.1 million in the thirty-nine weeks ended October 30, 1999.

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


RESULTS OF OPERATIONS:
----------------------
       The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen week and thirty-nine week periods ended October 28, 2000 and October 30, 1999, respectively.

                                                                          PERCENTAGE OF NET SALES
                                                                  THIRTEEN                     THIRTY-NINE
                                                                 WEEKS ENDED                   WEEKS ENDED
                                                           Oct. 28,       Oct. 30,        Oct. 28,       Oct. 30,
                                                             2000           1999            2000           1999
                                                         -----------------------------  ----------------------------
Net sales                                                    100.0%         100.0%          100.0%         100.0%
Cost of goods sold                                            60.0           60.4            61.6           62.2
                                                         -----------------------------  ----------------------------
     Gross profit                                             40.0           39.6            38.4           37.8
Selling, general and administrative expenses                  44.4           45.0            45.1           40.8
                                                         -----------------------------  ----------------------------
     Loss from operations                                     (4.4)          (5.4)           (6.7)          (3.0)
     Interest expense and other income, net                    1.8            0.9             1.6            0.7
                                                         -----------------------------  ----------------------------
Loss before income taxes                                      (6.2)          (6.3)           (8.3)          (3.7)
Income tax benefit                                             0.0           (2.3)            0.0           (1.3)
                                                         -----------------------------  ----------------------------
     Net loss                                                 (6.2)%         (4.0)%          (8.3)%         (2.4)%
                                                         =============================  ============================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


THIRTEEN WEEKS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999:
-----------------------------------------------------------
NET SALES. Net sales decreased $1,987,500 or 4.9% in the third quarter of fiscal 2000 compared to the year ago period. Comparative store sales decreased 6.3%. The decrease in net sales was a result of the decline in foot traffic the Company has experienced. There were 28 and 29 superstores in operation at October 28, 2000 and October 30, 1999, respectively.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 40.0% for the third quarter of 2000 compared to 39.6% for the third quarter of 1999. The increase in the gross profit percentage was a result of the Company's strategy of higher initial mark-ups on its inventory purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1,111,800 or 6.1% in the third quarter of fiscal 2000, and decreased as a percentage of sales to 44.4% from 45.0% in the third quarter of fiscal 1999. The dollar decrease was primarily due to a reduction in advertising expenses of $895,100.


INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net increased by $306,600 for the third quarter of fiscal 2000. The increase in interest expense was attributable to the increased amount of average borrowings outstanding ($22,368,200 in the third quarter of fiscal 2000 versus $18,505,700 in the third quarter of fiscal 1999) due to the decline in sales revenues as discussed above, as well as the increase in the interest rate charged (10.25% as of October 28,2000 versus 8.25% as of October 30, 1999) under the Company's Amended Loan and Security Agreement with Mellon Bank. As a result of revolving credit borrowings, the Company recorded interest expense of $671,000 during the quarter ended October 28, 2000.


THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999:
--------------------------------------------------------------
NET SALES. Net sales decreased $7,546,700 or 5.9% for the first nine months of fiscal 2000 compared to the year ago period. Comparative store sales decreased 9.4%. The decrease in net sales was a result of the decline in foot traffic the Company experienced. There were 28 and 29 superstores in operation at October 28, 2000 and October 30, 1999, respectively.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 38.4% for the first nine months of 2000 compared to 37.8% for the first nine months of 1999. The increase in gross profit percentage was a result of the Company's strategy of higher initial mark-ups on its inventory purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2,163,900 or 4.1% in the first nine months of fiscal 2000, and increased as a percentage of sales to 45.1% from 40.8% in the third quarter of fiscal 1999. The dollar increase was due to the charge taken in the first quarter of fiscal 2000 related to the announced planned closing of three underperforming store locations (two of which have been completed as of November, 2000). The Company recognized $1,990,500 in fixed asset write-offs and $1,997,100 in lease termination costs related to the fiscal 2000 store closings as discussed below. Partially offsetting this increase was a decrease in advertising expenses of $1,824,300.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net increased by $1,003,600 from the first nine months of fiscal 1999. The increase in interest expense is attributable the increased amount of average borrowings outstanding ($22,727,200 for the nine month period ended October 28, 2000 versus $15,118,900 for the nine month period ended October 30,
1999) due to the decline in sales revenues as discussed above, as well as the increase in the interest rate charged (10.25% as of October 28, 2000 versus 8.25% as of October 30, 1999) under the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company's Amended Loan and Security Agreement with Mellon Bank. As a result of revolving credit borrowings, the Company recorded interest expense of $1,902,700 during the nine month period ended October 28, 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. At October 28, 2000, the Company had working capital of $26,482,200 as compared with $29,714,300 at January 29, 2000.

       In December 1998, the Company entered into a Loan and Security Agreement with Mellon Bank, N.A., ("Mellon"). Proceeds from this loan were used to refinance the Company's previous revolving credit facility and term loan from Foothill Capital Corporation. The agreement, as amended, provides for a $35.0 million revolving credit facility (which reduces to $30.0 million on November 30, 2000) with a $15.0 million sublimit for letters of credit. The facility bears interest at 0.75% per annum above Mellon Bank's prime rate (prime was 9.50% at October 28, 2000) and expires on March 15, 2002. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves. The amended agreement provides for an over-advance facility of $4.5 million above the calculated borrowing base, which is reduced to $4.0 million on October 16, 2000 and $2.75 million on November 16, 2000 and expires on December 15, 2000. The agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth, maximum net loss per month and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. The Company granted Mellon a lien on its tangible and intangible assets to secure this facility. Additionally, Mr. David Feld, Chairman of the Board, has provided additional collateral to secure the credit facility. The agreement also provides that the Company must pay a termination fee of $1,050,000 if the facility is terminated on or before March 14, 2002.

       On November 14, 2000, the Company and Mellon bank entered into Amendment No. 7 to the revolving credit facility. The agreement amends the credit facility to extend the expiration date of the over-advance facility of $4,500,000 from October 15, 2000 to November 30, 2000. The over-advance is reduced to $4,250,000 on December 1, 2000, $3,500,000 on December 8, 2000, $3,000,000 on December 15,
2000, $1,500,000 on December 22, 2000 and expires on December 29, 2000. The outstanding revolving credit facility usage (including permitted out-of-formula advances) may not exceed $35,000,000 at any time through November 29, 2000 or $30,000,000 at any time after November 29, 2000.

         The Company announced on March 15, 2000 that it had engaged Wasserstein Perella & Co., Inc., an investment-banking firm, to enhance the Company's shareholder value. This may take the form of an equity investment in the Company or debt.

     In April 2000, the Company decided to close three under-performing stores, including one store located in a building owned by Mr. David Feld, Chairman of the Board. The planned closing of the three stores resulted in a charge to operations in the first quarter of fiscal 2000 of $4.0 million consisting of $1,990,500 for the write-off of furniture and fixtures and $1,997,100 for lease termination costs. The lease termination costs are expected to be incurred ratably from the date of the store closings through the end of the anticipated lease terms estimated to be approximately 18 months. The Chestnut Street, Philadelphia, PA and the Norwalk, CT stores generated sales of $2.3 million and $1.7 million and cost of sales of $1.3 million and $1.1 million in the quarters ended October 28, 2000 and October 30, 1999,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


respectively. The three stores, which generated sales of $12,590,000 and cost of sales of $8,156,000 in fiscal 1999, are expected to be closed by the end of January, 2001. The closing of the Manhasset, New York store was completed in the second quarter of fiscal 2000 and the closing of the Norwalk, Connecticut store was completed in the fourth quarter of fiscal 2000. The closing of the Philadelphia, Pennsylvania store is expected to be completed in the fourth quarter of fiscal 2000. The estimated lease termination costs may increase if a sub-lessor is not obtained within 18 months of the store closings. Also, the Company may incur additional costs related to the store closings, such as employee termination costs; however, these amounts are not determinable at this time.

     The Company has been substantially dependent upon borrowings under its credit facility to finance its operations and received an amended credit facility from Mellon, which allows the Company additional liquidity through an over-advance facility through December 29, 2000 as discussed above. Additionally, the Company is in the process of implementing a plan to reverse the trend of losses noted above. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2001, include the execution of the amended credit facility, a layoff of non-operating personnel in January 2000, the reduction in advertising spending and the focus on the Company's traditional advertising approach, and the announcement of the closing of three under-performing stores in May 2000.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

     The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the quarter ended October 28, 2000, and it fluctuates with the lending bank's prime rate. The change in interest expense of the Company's bank revolving credit facility resulting from a hypothetical 2% increase in interest rates would not be material.

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



                                    TODAY'S MAN, INC.
                                       (Registrant)



Date: December 8, 2000              /s/David Feld
                                    -------------------------------------
                                    David Feld
                                    Chairman of the Board



Date: December 8, 2000              /s/Bruce Weitz
                                    -------------------------------------
                                    Bruce Weitz
                                    President and Chief Executive Officer



Date: December 8, 2000              /s/Frank E. Johnson
                                    -------------------------------------
                                    Frank E. Johnson
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    Principal Financial Officer


Date: December 8, 2000              /s/Barry S. Pine
                                    -------------------------------------
                                    Barry S. Pine
                                    Vice President and Controller
                                    Principal Accounting Officer