Form 10-K405
period 2001-02-03
TODAYS MAN INC
filed 2001-05-04
CIK 885546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
         (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended February 3, 2001
                                       or
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

                           Commission File No. 0-20234

                                TODAY'S MAN, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Pennsylvania                                23-1743137
             ------------                                ----------
   (State or Other Jurisdiction of             (IRS Employer Identification No.)
    Incorporation or Organization)

                       835 Lancer Drive
                    Moorestown, New Jersey                   08057
                    ----------------------                  --------
           (Address of principal executive offices)        (Zip Code)

        Registrant's Telephone Number, Including Area Code (856) 235-5656 Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

  Common Stock, no par value                   27,040,725
  --------------------------                   ----------
      (Title of Class)       (Number of Shares Outstanding as of April 23, 2001)


     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                             Yes [X]       No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS
     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                             Yes [X]       No [ ]
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant is $2,971,343 (1).

     Documents incorporated by reference are listed in the Exhibit Index.
------------------------
(1) The aggregate dollar amount of the voting and non-voting common equity set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of shares of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $.17, the last reported sale price for the Company's Common Stock on April 23, 2001. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                                          TABLE OF CONTENTS
                                                                                                                 Page
                                                                                                                 ----
                                                               PART I

Item 1.           Business........................................................................................1

Item 2.           Properties......................................................................................9

Item 3.           Legal Proceedings..............................................................................10

Item 4.           Submission of Matters to a Vote of Security Holders............................................10

Item 4.1          Certain Executive Officers of the Registrant...................................................10

                                                               PART II

Item 5.           Market for Registrant's Common Stock and Related Shareholder
                  Matters........................................................................................11

Item 6.           Selected Financial Data........................................................................12

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................13

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk.....................................20

Item 8.           Financial Statements and Supplementary Data....................................................20

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................................20

                                                              PART III

Item 10.          Directors and Executive Officers of the Registrant.............................................20

Item 11.          Executive Compensation.........................................................................20

Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................20

Item 13.          Certain Relationships and Related Transactions.................................................20

                                                               PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................21-23

                  Signatures.....................................................................................24

                  Index to Consolidated Financial Statements....................................................F-1

                                 --------------

     As used in this Report on Form 10-K, "fiscal 1991," "fiscal 1992," "fiscal 1993," "fiscal 1994," "fiscal 1995," "fiscal 1996," "fiscal 1997," "fiscal
1998," "fiscal 1999," "fiscal 2000,"and "fiscal 2001," refer to the Company's fiscal years ended or ending February 1, 1992, January 30, 1993, January 29, 1994, January 28, 1995, February 3, 1996, February 1, 1997, January 31, 1998,
January 30, 1999, January 29, 2000, February 3, 2001 and February 2, 2002 respectively.

Today's Man(R) is a registered trademark of the Company.

                                     PART I

Item 1.  Business.

General

       Today's Man, Inc. is a leading operator of menswear superstores specializing in tailored clothing, furnishings, sportswear and shoes. The Company operates a chain of 25 superstores ranging in size from approximately 18,000 to 34,000 gross square feet in the Greater Philadelphia, Washington, D.C., and New York markets. The Company seeks to be the leading menswear retailer in each of its markets by providing a broad and deep assortment of moderate-to-better, current-season, brand-name and private-label merchandise at everyday low prices which the Company believes represents the greatest value at a given price point. The Company provides these everyday low prices to its customers through economies provided by its large volumes of preplanned inventory purchases. The Company generated net sales of $349 per square foot of selling space in its superstores in fiscal 2000.

       The Company closed its Center City, Philadelphia, Pennsylvania store, the Manhasset, New York store, the Norwalk, Connecticut store, and the Towson, Maryland store in fiscal 2000.

       In January 2001, the Company retained investment banker Berwind Financial, L.P. to explore opportunities for raising additional capital and enhancing shareholder value.

       Subsequent to year end, the Company closed its online virtual superstore, Todaysman.com.

       Messrs. Ira Brind and Randall Lambert resigned as directors in the first quarter of fiscal 2000. In August 2000, David Feld resigned as President and Chief Executive Officer of the Company but retained his position as Chairman of the Board of Directors. Bruce Weitz joined the Company's Board of Directors in May 2000 and became the Company's President and Chief Executive Officer in August 2000. Neal Fox joined the Company's Board of Directors in May 2000 and became the Company's Vice Chairman in charge of merchandising and marketing in August 2000.

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

       Growth Strategy. The Company's growth over the next several years depends principally on establishing and maintaining profitability in existing sites and the availability of appropriate financing for expansion, if appropriate. The Company closed four stores in fiscal 2000 and its Internet electronic commerce site subsequent to year end.

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

       Control by Majority Shareholder. Mr. David Feld beneficially owns approximately 31% of the outstanding Common Stock and together with the other directors and executive officers of the Company, collectively beneficially own or owns approximately 39% of the outstanding Common Stock. Accordingly, Mr. David Feld, together with the other directors and executive officers of the Company, will likely be able to effectively control most matters requiring approval by the Company's shareholders, including the election of directors. In addition, Mr. David Feld has pledged 5,439,578 shares of Common Stock to secure loans. In the event of default by Mr. David Feld, the sale of all or a large block of the pledged shares by a lender to one purchaser or a group of purchasers acting in concert would result in such purchaser or group owning a substantial block of the outstanding Common Stock of the Company and being able to significantly affect the outcome of the election of directors and of all votes which require shareholder approval. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

       Relationship with Suppliers; Foreign Currency Fluctuations. The Company's business is dependent upon its ability to purchase both brand name and private label merchandise in large quantities and at attractive prices. During fiscal 2000, approximately 53% of the dollar volume of all merchandise purchased by the Company was purchased from ten vendors, and approximately 37% of the dollar volume of all merchandise was purchased from overseas vendors. While the Company believes that alternative sources of supply are available, any disruption in the Company's sources of supply could have a material adverse effect on its business. Moreover, although the Company historically has hedged its exposure to fluctuations in the relationship between the dollar and various foreign currencies, the Company currently is not engaging in hedging transactions and could incur additional expense in the event of currency fluctuations. See "Business--Purchasing" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Dependence on Senior Management. The success of the Company's business will continue to be dependent upon David Feld, Bruce Weitz and the other members of senior management. The Company's continued growth also will depend upon its ability to attract and retain additional skilled management personnel and store managers. The Company does not maintain key-man life insurance for David Feld, Bruce Weitz or any other senior member of management. See Item 4.1 "Certain Executive Officers of the Registrant" and Item 10. "Directors and Executive Officers."

       Seasonality and General Economic Conditions. The Company's business is affected by the pattern of seasonality common to most apparel retailers. Historically, the Company has generated a greater portion of its net sales during its fourth fiscal quarter, which includes the Christmas selling season, and has experienced less sales volume in its first and third fiscal quarters. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Quarterly Results." The Company's operating results may be adversely affected by unfavorable local, regional or national economic conditions, especially those affecting the Mid-Atlantic Region where the Company's 25 stores are currently located. During recessionary periods, consumers can be expected to reduce their spending on discretionary items such as menswear.

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

       Market for Common Stock. The Common Stock is traded on the Over the Counter Bulletin Board. Numerous factors, including announcements of fluctuations in the Company's or its competitors' operating results, market conditions for stocks in general, or fluctuations in the Company's quarterly operating results, could have a significant impact on the future price of the Common Stock. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of the Common Stock.

         Shares Eligible for Future Sale. Sales of the Company's Common Stock in the public market could adversely affect the market price of the Company's Common Stock and could impair the Company's future ability to raise capital through the sale of equity securities. As of April 27, 2001, the Company has 27,040,725 shares of Common Stock outstanding, all of which are available for resale in the public market without restrictions, except for any such shares held by persons who may be deemed to be "affiliates" of the Company. In addition, the Company has registered, or will register under the Securities Act all of the 5,000,000 shares authorized for issuance under the Company's Management Stock Option Plan.

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

       Pursuant to the Plan of Reorganization, the Company paid an aggregate of $51.0 million and issued 9,656,269 shares of Common Stock to its creditors in settlement of $73.3 million of outstanding indebtedness, including post-petition interest. Under the Plan of Reorganization, holders of the Company's Common Stock received for each share of old Common Stock: (1) one share of new Common Stock and (2) 0.5 of a Common Stock Purchase Warrant ("Warrant"). Each whole Warrant entitles the holder to purchase one share of new Common Stock at an exercise price of $2.70 per share at any time on or before January 2, 2001. A total of 5,430,503 Warrants were issued to the Company's shareholders of record as of October 14, 1997. All unexercised warrants expired on January 2, 2001.

Merchandising

       Today's Man seeks to offer a larger selection and variety of menswear, in terms of styles, sizes and price points, than its competitors. The Company's merchandise assortment consists principally of tailored clothing (suits, sportcoats, slacks, formal wear and outerwear), furnishings and accessories (dress shirts, ties, belts, suspenders, underwear, socks, scarves and gloves) and sportswear (casual pants, sportshirts, sweaters and jackets) and shoes. A 25,000 square foot superstore typically offers 56,000 items, including approximately 4,400 suits in American and European styles, 2,300 sportcoats, 9,300 dress shirts, 8,900 ties, 6,200 pairs of dress and casual pants and 4,000 pairs of shoes. The core of the Company's merchandise offering is primarily Today's Man private label suits (featuring the Company's private labels, Made in Italy and Made in England) complemented by a handful of nationally recognized brand-name and designer label suits at prices typically ranging from $200 to $400. In fiscal 2000, nearly 53% of the Company's net sales were tailored clothing, with approximately 42% divided between furnishings and sportswear and 5% of net sales from licensed shoe department sales.

       In July 1995, the Company entered into a License Agreement with Shoe Corporation of America ("SCOA"), pursuant to which SCOA installed and operated licensed shoe departments in the Company's stores. Under the terms of the license agreement, SCOA was responsible for the operations of the department including inventory purchases, presentation, staffing and management. The Company remitted, on a weekly basis, the net proceeds due to SCOA. SCOA filed for Chapter 11 under the U. S. Bankruptcy Code in June, 1999 and was subsequently acquired by Morse Shoe, Inc. in February, 2000. Today's Man then amended its shoe license agreement with Morse Shoe, Inc. The provisions of the contract generally remain the same. Morse Shoe, Inc. is responsible for the operations of the shoe department including inventory purchases, presentation, staffing and management. Today's Man remits, on a weekly basis, the net proceeds due to Morse Shoe, Inc. This license agreement expires January 31, 2006. On February 4, 2001, LDF Today's Inc., a subsidiary of Footstar, Inc. acquired from Morse Shoe, Inc., the rights and obligations associated with operating the footwear department in the Company's stores. The Company recorded net sales of $2,162,700, $1,850,300 and $1,655,700 from licensed shoe department sales for fiscal 1998, 1999 and 2000, respectively.

       The Company has product offerings in all of its merchandise categories under the Company's private labels. Today's Man's private label programs are focused on high volume merchandise classifications and include products which can differentiate the Company from other retailers on the basis of price and quality.

Marketing and Promotion

       The Company has identified as its core customers men between the ages of 25 and 54 with average household incomes between $40,000 and $75,000 per year who routinely wear a suit to work. The Company seeks to be the first choice among its target customers when they decide to shop for clothes by using local television, radio, and newspaper advertising. In addition, the Company uses direct mail advertising to customers on its mailing list, including holders of Today's Man credit cards. The Company uses outside agencies as well as its own marketing department to prepare its advertising materials.

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

       Each store is managed by a store manager who is compensated by a base salary and a bonus based on the store's sales performance, shrinkage and other factors. Store managers have an average of 15 years of retail experience. Store managers report to one of four regional managers. All stores have one or more assistant managers, one to two clothing department heads (including the head of the tailoring department) and an average of 13 full-time and 15 part-time associates (including sales associates, tailors and cashiers). Most of the Company's tailored clothing associates have prior retail experience. Additional training is provided on the job by the store's assistant managers and department heads.

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

       The Company purchased merchandise from approximately 138 domestic and overseas manufacturers and suppliers during fiscal 2000. During that year, the top ten vendors by dollar volume accounted for approximately 53% of total purchases, but no vendor accounted for more than 10% of the Company's purchases. Of the Company's purchases by dollar volume in fiscal 2000, approximately 37% were from overseas vendors, primarily in U.S. dollars. Moreover, although the Company historically has hedged its exposure to fluctuations in the relationship between the dollar and various foreign currencies, the Company is not engaging in hedging transactions and could incur additional expense in the event of currency fluctuations. Many of the Company's overseas purchases are financed by letters of credit. Understanding the importance of the vendors to the Company's business, management has focused on developing good relationships over the years with many of its vendors.

       The Company purchased approximately 4.4 million units of merchandise in fiscal 2000. This merchandise is made by manufacturers based upon the Company's quality and size specifications, often using materials that the Company has purchased from other suppliers. The Company uses quality control inspectors to oversee the manufacture of its merchandise to maintain its quality standards. The Company believes that by overseeing the design of its own private label merchandise and by dealing directly with manufacturers, it is able to offer fashionable merchandise at substantial savings to its customers. The Company does not own or operate any manufacturing facilities.

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

       The Company employs a twelve-person MIS group, including two programmers. Control of the Company's merchandising activities is maintained by a fully integrated point-of-sale (POS) inventory and management information system, which permits management to monitor inventory and store operations on a daily basis and to determine weekly operating results by store. Each store communicates with the Company's central IBM RS/6000 computer system via IBM 4680 POS registers. Merchandise sales and inventories are automatically maintained by scanning bar-coded merchandise as customers check out.

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

Customer Credit

       Today's Man customers may pay for their purchases with the Today's Man proprietary credit card, Visa, MasterCard, American Express, Discover, cash or check. Approximately 83% of all purchases are paid for by credit card.

       Today's Man credit cards are issued by a national bank, using the bank's credit standards, on a non-recourse basis to the Company. As of February 3, 2001, approximately 500,000 Today's Man credit cards were outstanding. The Company believes that its credit card is a particularly productive tool for targeted marketing and presents an excellent opportunity to analyze and better understand its customers' shopping patterns and needs.

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

Associates

       Today's Man places great importance on recruiting, training and motivating quality store level associates by such methods as promoting associates from within and offering bonuses for associates who recommend successful job applicants. As of February 3, 2001, the Company had 630 full-time and 420 part-time associates. The Company also employs additional part-time clerks and cashiers during peak periods. None of the Company's associates is represented by a labor union. The Company believes that its relationship with its associates is good.

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

         The Company closed its Center City, Philadelphia, Pennsylvania store, the Manhasset, New York store, the Norwalk, Connecticut store, and the Towson, Marlyland store in fiscal 2000.

       The following table provides information regarding the Company's existing stores under lease:

                                                                        Approximate
                                                                       Gross Square               Year of
Store Location                                                             Feet                   Opening
--------------                                                         ----------------------------------
Greater Philadelphia Market:
Center City Philadelphia, PA (1), (2)                                     25,600                      1980
Broomall, PA                                                              17,800                      1984
Deptford, NJ (1)                                                          19,600                      1985
Allentown, PA                                                             22,700                      1986
Montgomeryville, PA                                                       22,100                      1986
Northeast Philadelphia, PA                                                22,500                      1987
King of Prussia, PA                                                       25,000                      1988
Langhorne, PA (1)                                                         25,000                      1988
Cherry Hill, NJ                                                           25,800                      1990

Greater Washington, D.C. Market:
Bailey's Crossroads, VA                                                   26,000                      1987
Rockville, MD                                                             26,100                      1988
Fairfax, VA                                                               25,900                      1992
Greenbelt, MD                                                             21,100                      1995
Springfield, VA                                                           17,500                      1999
Sterling, VA                                                              17,500                      1999
Germantown, MD                                                            18,000                      1999
Towson, MD (2)                                                            25,700                      1999

Greater New York Market:
Paramus, NJ                                                               30,000                      1991
Carle Place, NY                                                           33,500                      1991
Wayne, NJ                                                                 33,400                      1992
Stony Brook, NY                                                           25,900                      1992
Huntington, NY                                                            29,300                      1993
East Hanover, NJ                                                          30,000                      1993
Manhassett, NY (2)                                                        25,000                      1993
Woodbridge, NJ                                                            27,100                      1993
Manhattan (Sixth Avenue), NY                                              28,100                      1994
Hartsdale, NY                                                             26,600                      1994
Manhattan (Fifth Avenue), NY                                              27,200                      1995

(1) Leased from Mr. David Feld. See Item 13. "Certain Relationships and Related Transactions."
(2) Closed in  fiscal 2000.

       The Company leases all of its stores and anticipates that it will continue to do so. Unexpired lease terms range from one to thirty years assuming the exercise of options to renew in certain cases, and no lease is scheduled to expire prior to the end of fiscal 2001. Approximately one-half of the leases have percentage rent clauses, although none of the leases with Mr. David Feld has a percentage rent clause.

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

       In January 1999, the Company brought suit against NationsBank N.A., The Bank of New York, N.A., and Fleet Financial Corp., (formerly Shawmut Bank, N.A.) seeking unspecified damages resulting from the pre-petition lender group's alleged non-performance under the Amended and Restated Loan and Security Agreement dated November 1995. The Company had alleged that the lender group's actions in January 1996 constituted a breach of contract under the loan agreement. In January 2001 this suit was settled for an undisclosed amount that is not material to the accompanying financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

       None.

Item 4.1. Certain Executive Officers of the Registrant

       Set forth below is certain information concerning the executive officers of the Company who are also not directors.

               Name                       Age                                  Position
               ----                       ---                                  --------
         Frank E. Johnson                 51               Executive Vice President and Chief Financial Officer
         Barry S. Pine                    46               Vice President, Controller, and Chief Accounting
                                                           Officer
         Mycal Webster                    51               Executive Vice President, Store Operations

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

       Mr. Webster joined the Company in June of 1986 as the Director of the Distribution Center and was appointed Vice President of Distribution in 1995. In April of 1997, he was promoted to Vice President of Human Resources and Logistics. In 1999, Mr. Webster also assumed responsibilities of Store Operations. Mr. Webster is responsible for overseeing all store related activities. Prior to his joining the Company Mr. Webster held several management positions at Acumark, Inc. a division of Bambergers.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder
        Matters.

         The Company's Common Stock and Warrants formerly traded on the Nasdaq National Market under the symbols "TMAN" and "TMANW," respectively. Effective July 20, 2000, the Company's Common Stock and Warrants began trading on the OTC Bulletin Board under the symbols "TMAN.OB" and "TMANW.OB," respectively. All unexercised Warrants expired on January 2, 2001. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices for the Common Stock, as reported on the Nasdaq National Market or the OTC Bulletin Board, as applicable :

                                                                        High                Low
         1999
                 First Quarter                                         $2.03              $1.13
                 Second Quarter                                         1.56               1.09
                 Third Quarter                                          1.16               0.66
                 Fourth Quarter                                         0.94               0.53

         2000
                 First Quarter                                         $1.31              $0.53
                 Second Quarter                                         0.78               0.22
                 Third Quarter                                          0.42               0.16
                 Fourth Quarter                                         0.41               0.09

         2001
                 First Quarter (through April 23, 2001)                $0.33              $0.17

         The Warrants were issued on January 2, 1998 and expired on January 2, 2001. The following table sets forth, for the fiscal quarters indicated, the high and low closing sale price for the Warrants, as reported by Nasdaq:

         1999
                 First Quarter                                         $0.47               $1.13
                 Second Quarter                                         0.28                0.16
                 Third Quarter                                          0.22                0.06
                 Fourth Quarter                                         0.22                0.03

         2000
                 First Quarter                                         $0.31               $0.09
                 Second Quarter                                         0.12                0.03
                 Third Quarter                                          0.12                0.01
                 Fourth Quarter (expired January 2, 2001)               0.02                0.001

         As of March 21, 2001, the Company's Common Stock was held by approximately 1,566 holders of record.

         The Company does not anticipate paying any cash dividends in the foreseeable future because it intends to use or otherwise retain its earnings to finance the operations and expansion of its business and to service its debt. The Company's loan agreement prohibits the payment of cash dividends without prior consent of the lender.

Item 6. Selected Financial Data

                             SELECTED FINANCIAL DATA
            (In thousands, except per share data and operating data)

     The following selected financial data have been derived from the Company's consolidated financial statements. The information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and notes thereto beginning on page F-1. Certain amounts from prior periods have been reclassified to conform to the current year presentation.

----------------------------

                                                                                         Fiscal Year
                                                                                         -----------
                                                        1996               1997             1998               1999       2000 (7)
                                                        ----               ----             ----               ----       --------
Statement of Operations Data:
   Net sales                                         $  196,602         $ 203,695         $ 203,563         $ 186,038     $167,959
   Cost of goods sold                                   127,084           127,622           125,739           119,936      103,310
                                                     ----------         ---------         ---------         ---------     --------
     Gross profit                                        69,518            76,073            77,824            66,102       64,649
Selling, general and administrative
   expenses (1)                                          65,982            65,820            66,760            77,831       76,214
                                                     ----------         ---------         ---------         ---------     --------
   Income (loss) from operations                          3,536            10,253            11,064           (11,729)     (11,565)
 Reorganization items, net                                8,848             6,769                 -                 -            -
Interest expense and other income, net                      499             7,786             3,280             1,627        2,459
                                                     ----------         ---------         ---------         ---------     --------
Income (loss) before income taxes and                    (5,811)           (4,302)            7,784           (13,356)     (14,024)
   extraordinary item
   Income tax provision                                       -                 -             2,883                 -            -
                                                     ----------         ---------         ---------         ---------     --------
   Income (loss) before extraordinary item               (5,811)           (4,302)            4,901           (13,356)     (14,024)
Extraordinary item, net of income tax
   benefit                                                    -                 -              (658)                -            -
                                                     ----------         ---------         ---------         ---------     ---------
   Net income (loss)                                 $   (5,811)        $  (4,302)        $   4,243           (13,356)     (14,024)
                                                     ==========         =========         =========         =========     ========
   Earnings (loss) per share:
Income (loss) before extraordinary item              $    (0.54)        $   (0.39)        $    0.18         $   (0.49)    $  (0.52)
Extraordinary item, net                                       -                 -             (0.02)                -            -
                                                     ----------         ---------         ---------         ---------     --------
   Earnings (loss) per share                         $    (0.54)        $   (0.39)        $    0.16         $   (0.49)    $  (0.52)
                                                     ==========         =========         =========         =========     ========
   Weighted average shares outstanding                   10,861            11,063            27,013            27,041       27,041
Earnings (loss) per share assuming dilution:
   Income (loss) before extraordinary item           $    (0.54)        $   (0.39)        $    0.18         $   (0.49)    $  (0.52)
Extraordinary item, net                                       -                 -             (0.02)                -            -
                                                     ----------         ---------         ---------         ---------     --------
   Earnings (loss) per share assuming dilution       $    (0.54)        $   (0.39)        $    0.16         $   (0.49)    $  (0.52)
                                                     ==========         =========         =========         =========     ========
Weighted average shares assuming dilution                10,861            11,063            27,013            27,041       27,041
Balance Sheet Data (at end of period):
   Working capital                                   $   49,528         $  26,292         $  31,927         $  28,500     $ 14,513
   Total assets                                          95,397            87,164            78,974            80,653       65,580
Long-term debt and capitalized leases                     3,661            14,432             9,983            22,483       19,644
   Liabilities subject to settlement                     63,368             8,988                 -                 -            -
   Shareholders' equity                                  15,255            46,800            52,694            39,401       25,377
Operating Data:
  Net sales per square foot of selling space (2)     $      421         $     451         $     450         $     402     $    349
   Increase (decrease) in comparable store
     sales (3)                                             (7.8)%             7.0%             (0.3)%           (10.7)%      (10.6)%
   Average sales per store (in thousands) (4)        $    8,008         $   8,566         $   8,544         $   7,633     $  6,577
Number of superstores (5):
   Open at beginning of period                               35                25                25                25           29
   Opened during period                                       -                 -                 -                 4            -
   Closed during period                                      10 (6)             -                 -                 -            4
   Open at end of period                                     25                25                25                29           25

------------------------------------
(1)    Includes buying and occupancy expenses.

(2) Calculated using sales generated from superstores open for the entire fiscal year divided by the square feet of selling space of such stores. Selling space does not include tailoring, check-out and administrative areas or stockrooms.

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

(4) Average sales per store include sales from superstores open for the entire year divided by the number of stores open for the entire period.

(5) Relocations of older, smaller stores to larger facilities do not constitute new store openings.

(6) Does not include an outlet store in Sawgrass Mills, Florida that was opened in April 1995 and closed in the first quarter of 1996. In the first quarter of 1996, the Company also closed a total of ten underperforming stores in the Greater Chicago, New York and Washington, D.C. markets.

(7)    Fiscal year 2000 included fifty-three weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth for the periods indicated the percentages which the items in the Company's Statements of Operations bear to net sales.

                                                                               Fiscal Year
                                                                               -----------
                                                                  1998            1999            2000
                                                                  ----            ----            ----
Net sales                                                         100.0%          100.0%          100.0%
Cost of goods sold                                                 61.8            64.5            61.5
                                                                  -----           -----           -----
Gross profit                                                       38.2            35.5            38.5
Selling, general and administrative expenses                       32.8            41.8            45.3
                                                                  -----           -----           -----
Income (loss) from operations                                       5.4            (6.3)           (6.8)
Interest expense and other (income) expense, net                    1.6              .9             1.5
                                                                  -----           -----           -----
Income (loss) before income taxes and extraordinary item            3.8            (7.2)           (8.3)
Income tax provision                                                1.4              -               -
                                                                  -----           -----           -----
Income (loss) before extraordinary item                             2.4            (7.2)           (8.3)
Extraordinary item, net of income tax benefit                      (0.3)              -              -
                                                                  -----           -----           -----
Net income (loss)                                                   2.1%           (7.2)%          (8.3)%
                                                                  =====           =====           =====

Fiscal Years 2000 and 1999

       Net Sales. Net sales were $167,959,000 in fiscal 2000, a decrease of $18,079,400 or 9.7% from net sales of $186,038,400 in fiscal 1999. Fiscal 2000 consisted of fifty-three weeks as compared to fifty-two weeks during the prior year. Comparable store sales decreased 10.6% versus fiscal 1999. The decrease in net sales was due to a decline in foot traffic and hence a decline in sales. The Company operated 29 and 25 superstores at January 29, 2000 and February 3, 2001, respectively.

       Gross Profit. Gross profit as a percentage of net sales increased to 38.5% in fiscal 2000 from 35.5% in fiscal 1999. The increase in the gross profit percentage was a result of the Company's strategy in fiscal 2000 of higher initial mark-ups on its inventory purchases.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include pre-opening expenses of new stores, decreased 2.1% or $1,616,100 from $77,830,600 in fiscal 1999 to $76,214,500 in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased from 41.8% in fiscal 1999 to 45.3% in fiscal 2000. The dollar decrease in expenses was primarily due to a decrease in advertising expenses of $5,109,900 as well as a $2,858,700 reduction in expenses related to general and administrative professional fees, payroll related distribution center and replenishment department expenses, credit card related expenses and an overall reduction in expenses related to the human resource department. These decreases were partially offset by $6,287,300 in asset impairment charges and lease termination costs for the closing of the Center City, Philadelphia, Pennsylvania store, the Manhasset, New York store, the Norwalk, Connecticut store, the Towson, Maryland store and the e-commerce web site Todaysman.com.

       Interest Expense, Interest Income and Other (Income) Expense, Net. Interest expense, interest income and other (income) expense, net increased by $832,600 in fiscal 2000 from fiscal 1999. The increase in interest expense was attributable to the increased amount of average borrowings outstanding ($22,446,800 for the year ended February 3, 2001 versus $17,233,600 for the year ended January 29, 2000) due to the decline in sales revenues as discussed above, as well as the increase in the interest charged (9.25% as of February 3, 2001 versus 8.66% as of January 29, 2000) under the Company's Amended Loan and Security Agreement with Mellon Bank.

       Income Tax Expense. The Company had a net loss in fiscal 2000 and fiscal 1999 and therefore recorded no tax provision.

Fiscal Years 1999 and 1998

       Net Sales. Net sales were $186,038,400 in fiscal 1999, a decrease of $17,524,800 or 8.6% from net sales of $203,563,200 in fiscal 1998. The decrease in net sales was a result of the overall decline in foot traffic the Company experienced in fiscal 1999. Additionally, the Company shortened the first quarter fiscal 1999 clearance period as well as delayed the promotion of the semi-annual event in the second quarter of fiscal 1999 in order to emphasize the Today's Man brand and everyday low price philosophy. The Company operated 25 and 29 superstores at January 30, 1999, and January 29, 2000, respectively.

       Gross Profit. Gross profit as a percentage of net sales decreased to 35.5% in fiscal 1999 from 38.2% in fiscal 1998. As a result of the decline in foot traffic, the Company was forced to take more markdowns in fiscal 1999 as compared to fiscal 1998 in order to cleanse seasonal inventories. These additional markdowns contributed to the decrease in the gross profit percentage in fiscal 1999.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include pre-opening expenses of new stores, increased 16.6% or $11,070,300 from $66,760,300 in fiscal 1998 to $77,830,600 in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased from 32.8% in fiscal 1998 to 41.8% in fiscal 1999. The increase in expenses was primarily due to an additional $5,426,000 in planned advertising costs associated with the Company's branding and on-line website campaign and accrued severance of $883,000 related to employee terminations in January 2000. The Company incurred an additional $518,000 in depreciation and amortization expenses in fiscal 1999 related to the increase in capital expenditures for data processing systems. Additionally, the Company incurred $408,600 of new store expenses attributable to the opening of four new stores in the Baltimore, Maryland and Washington D.C. markets. Store payroll, occupancy, and advertising costs increased by $6,795,300 in fiscal 1999 as compared to the same period in fiscal 1998, and represented 26.1% of net sales in fiscal 1999 as compared to 20.5% of net sales in fiscal 1998.

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

Liquidity and Capital Resources

       The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. The Company had working capital of $31,927,200, $28,500,000 and $14,513,800 at the end of fiscal 1998, 1999 and 2000, respectively. The Company measures its inventory turnover by dividing net sales by the retail value of the inventory averaged over 12 months. Inventory turnover was 2.81 times, 2.52 times and 2.39 times in fiscal 1998, 1999 and 2000, respectively.

       Net cash provided by (used in) operating activities amounted to $11,330,300, ($7,441,200) and $3,774,500 in fiscal 1998, 1999 and 2000, respectively. These amounts primarily represent net income (loss) plus depreciation, amortization and other changes in operating assets and liabilities.

       Net cash used in investing activities amounted to $4,521,400, $5,909,700 and $847,300 in fiscal 1998, 1999 and 2000, respectively. The decrease in fiscal 2000 from 1999 was primarily due to the fact there were no capital expenditures related to new store openings in fiscal 2000 compared to four new store openings in fiscal 1999.

       Net cash (used in) provided by financing activities amounted to ($5,847,300), $12,562,500 and ($2,839,700) in fiscal 1998, 1999 and 2000, respectively, and in fiscal 2000 consisted primarily of borrowings, net of repayments, under the Company's revolving credit facility.

       On December 4, 1998, the Company entered into a Loan and Security Agreement with Mellon Bank, N.A., ("Mellon") individually and as agent. Proceeds from this loan were used to refinance the Company's previous revolving credit facility and term loan with Foothill Capital Corporation. The Loan and Security Agreement, as amended, provides for a $30.0 million revolving credit facility with a $15.0 million sublimit for letters of credit. The facility bears interest at 0.75% per annum above Mellon's prime rate (Mellon Bank's prime rate was 8.5% at February 3, 2001) and expires on March 15, 2002. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves. The amended agreement provides for an over-advance facility. The agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth, maximum net loss per month and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. The Company granted Mellon Bank a lien on its tangible and intangible assets to secure this facility. Additionally, Mr. David Feld, Chairman of the Board and principal shareholder of the Company, provided additional collateral to secure the credit facility. The Agreement also provides that the Company must pay a termination fee of $1,050,000 if the facility is terminated on or before March 14, 2002.

         On February 28, 2001, the Company and Mellon Bank entered into Amendment 8 to the revolving credit facility. In conjunction with the amendment, the Company was required to paydown $3,000,000 under the revolving credit facility and accordingly this amount has been included in current liabilities. The amended Agreement recast all of the Company's financial covenants as of and for the year ended February 3, 2001 such that the Company would be in compliance with these financial covenants and for the remaining term of the loan agreement. The Company was in compliance with all covenants under the amended Agreement as of February 3, 2001. The permitted out-of-formula advances may not exceed $2,000,000 from February 28, 2001 to May 15, 2001. The over-advance facility is then reduced to $1,250,000 on May 16, 2001, $0 on June 16, 2001, increases to $2,000,000 on August 5, 2001, reduces to $1,500,000 on November 4, 2001,
$1,000,000 on December 1, 2001, $500,000 on December 21, 2001 and expires on December 30, 2001. The amendment also effectively changes the interest charged on the facility to 1.125% per annum above Mellon's prime rate.

         In January 2001, the Company retained investment banker Berwind Financial, L.P. to explore opportunities for raising additional capital and enhancing shareholder value.

       In fiscal 2000, the Company closed four under-performing stores. Subsequent to year end, the Company closed its e-commerce website, Todaysman.com. The closing of the four stores and website resulted in a charge to operations in fiscal 2000 of approximately $6.3 million for the write-off of furniture and fixtures and the accrual of lease termination costs. This charge is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

       The Company has been substantially dependent upon borrowings under its credit facility to finance its operations and received an amended credit facility from Mellon in February 2001, which allows the Company additional liquidity through an over-advance facility through December 30, 2001 as discussed above. Additionally, the Company is in the process of implementing a plan to reverse the trend of losses noted above. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2001 include the execution of the amended credit facility, a layoff of non-operating personnel in January 2001, the closing of four under-performing stores in fiscal 2000 and the closing of the e-commerce website.

       Management believes the Company's cash requirements in 2001 will be generated by operations and borrowings under the Company's credit facility. Management also believes that the actions initiated and its 2001 plans will result in the successful funding of its working capital and cash requirements while enabling the Company to meet its financial covenants under its credit facility.

Recent Accounting Pronouncements

       In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which effectively changes previous guidance related to the recording of licensed business revenues for retail companies. In fiscal 2000, the Company changed its method of recording licensed shoe department sales. This change reduced reported sales and reported expenses, but had no impact on operating or net income.

Year 2000

       The Company did not encounter any latent year 2000 problems with regard to its mission critical computer applications and those of its suppliers and vendors throughout the year 2000.

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

Seasonality and Quarterly Results

       The Company's business, like that of most retailers, is subject to seasonal influences. A greater portion of the Company's net sales are realized during the fourth fiscal quarter (which includes the Christmas selling season) and, to a lesser extent, during the second fiscal quarter. In addition, because the Company's cost of goods sold includes net alteration expense, the Company's gross profit as a percentage of net sales has historically been lower in the first and third fiscal quarters primarily as the result of a lower level of net sales being spread over fixed (primarily payroll) expenses related to tailoring operations. In addition, quarterly results can be affected by the timing of the opening of new stores. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

       The following table sets forth certain unaudited quarterly results of operations for fiscal 2000 and 1999.

                                                                           Fiscal Quarter Ended
                                                                           ---------------------
                                                    April 29,          July 29,          October 28,        February 3,
Fiscal 2000:                                          2000               2000               2000              2001(2)
                                                      ----               ----               ----              -------
                                                               (In thousands, except per share amounts)
Net sales                                           $     41,071       $    41,617        $     38,227       $   47,044
Cost of goods sold                                        25,157            26,391              22,957           28,805
                                                  ---------------    --------------    ----------------    --------------
    Gross profit                                          15,914            15,226              15,270           18,239
Selling, general and administrative
       Expenses                                           20,542            17,033              16,968           21,671
                                                  ---------------    --------------    ----------------    --------------
    Loss from operations                                  (4,628)           (1,807)             (1,698)          (3,432)
Interest expense and other (income)
       expense, net                                          605               626                 671              557
                                                  ---------------    --------------    ----------------    --------------
Loss before income taxes                                  (5,233)           (2,433)             (2,369)          (3,989)
Income tax provision                                           -                 -                   -                -
                                                  ---------------    --------------    ----------------    --------------

    Net loss                                        $     (5,233)      $    (2,433)       $     (2,369)      $   (3,989)
                                                  ===============    ==============    ================    ==============
Basic and diluted earnings (loss) per
    share:                                          $      (0.19)      $     (0.09)       $      (0.09)      $    (0.15)
                                                  ===============    ==============    ================    ==============
Weighted average shares outstanding                       27,041            27,041              27,041           27,041

                                                                          Fiscal Quarter Ended
                                                                          --------------------
                                                     May 1,             July 31          October 30,        January 29,
Fiscal 1999:                                          1999               1999               1999             2000 (1)
                                                      ----               ----               ----             --------
                                                               (In thousands, except per share amounts)
Net sales                                           $    42,777        $    45,471       $      40,215        $   57,576
Cost of goods sold                                       26,528             29,113              24,302            39,994
                                                  --------------     --------------    ----------------    --------------
    Gross profit                                         16,249             16,358              15,913            17,582
Selling, general and administrative
       Expenses                                          16,710             17,591              18,080            25,451
                                                  --------------     --------------    ----------------    --------------
    Loss from operations                                   (461)            (1,233)             (2,167)           (7,869)
Interest expense and other (income)
    expense, net                                            247                288                 364               728
                                                  --------------     --------------    ----------------    --------------
Loss before income taxes                                   (708)            (1,521)             (2,531)           (8,597)
Income tax provision (benefit)                             (204)              (559)               (937)            1,699
                                                  --------------     --------------    ----------------    --------------
    Net loss                                        $      (504)       $      (962)      $      (1,594)       $  (10,296)
                                                  ==============     ==============    ================    ==============

Basic and diluted earnings (loss) per
    share:                                          $     (0.02)       $     (0.04)      $       (0.06)       $    (0.38)
Weighted average shares outstanding                      27,015             27,015              27,015            27,041

(1) Fourth Quarter 1999 reflects an income tax adjustment of $1,699 to eliminate the tax benefit recorded in the prior quarters because the Company did not achieve its expected operating results.

(2) Fourth Quarter 2000 includes $2,299,700 related to store closing costs and other unusual charges.

     There is no difference between earnings per share and earnings per share assuming dilution in fiscal 2000 and fiscal 1999 because the impact of common share equivalents is anti-dilutive.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

       The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rate fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the end of fiscal 2000, and it fluctuates with the lending bank's prime rate. The change in fair value of the Company's bank revolving credit facility resulting from a hypothetical 2% increase in interest rates would not be material.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

       Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except for information concerning certain executive officers of the Company which is set forth in Item 4.1 hereof.

Item 11.  Executive Compensation.

       Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

       Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

       Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

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

              Consolidated Balance Sheets as of January 29, 2000 and February 3, 2001 Consolidated Statements of Operations for the fiscal years ended January 30, 1999, January 29, 2000 and February 3, 2001 Consolidated Statements of Shareholders' Equity for the fiscal years ended January 30, 1999, January 29, 2000 and February 3, 2001 Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1999, January 29, 2000 and February 3, 2001 Notes to Consolidated Financial Statements

              The Report of Independent Auditors, which covers the Company's consolidated financial statements appears on page F-2 of this Report on Form 10-K.

         2. No financial statement schedules have been included because there is either no respective financial statement caption or there is full disclosure in the Notes to the Consolidated Financial Statements.

         3. List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by "*".

    Exhibit No.                             Description
    -----------                             ------------
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

      *10.6(10)     Management Stock Option Plan

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

       10.13(8) Order of the U.S. Bankruptcy Court dated May 22, 1996 approving the Employee Retention Plan.

       10.14(8) Order of the U.S. Bankruptcy Court dated July 25, 1996 approving the remaining provisions of the Employee Retention Plan.

       10.15(9)     Loan and Security Agreement with Foothill Capital
                    Corporation

       10.16(10)    Loan and Security Agreement with Mellon Bank, N.A.

       10.17(11)    First Amendment to Loan and Security Agreement with Mellon
                    Bank, N.A.

       10.18(11)    Second Amendment to Loan and Security Agreement with Mellon
                    Bank, N.A.

       10.19(11)    Third Amendment to Loan and Security Agreement with Mellon
                    Bank, N.A.

       10.20(11)    Fourth Amendment to Loan and Security Agreement with Mellon
                    Bank, N.A.

       10.21(11)    Fifth Amendment to Loan and Security Agreement with Mellon
                    Bank, N.A.

       10.22(11)    License Agreement between the Company and Morse Shoe, Inc.

       10.23(12)    Sixth Amendment to Loan and Security Agreement with Mellon
                    Bank, N.A.

       10.24(13)    Seventh Amendment to Loan and Security Agreement with Mellon
                    Bank, N.A.

       10.25 Eighth Amendment to Loan and Security Agreement with Mellon Bank, N.A.

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

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995 (Commission File No. 0-20234).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997 (Commission File No. 0-20234).

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 (Commission File No. 0-20234).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 30, 1999 (Commission File No. 0-20234).

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 29, 2000 (Commission File No. 0-20234).

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 (Commission File No. 0-20234).

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 (Commission File No. 0-20234).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2001.

                                           TODAY'S MAN, INC.


                                      By:  /s/Bruce Weitz
                                           -------------------------------------
                                           Bruce Weitz
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

         Signature                              Capacity                                      Date
/s/David Feld                       Chairman of the Board                                      May 4, 2001
-----------------------------
David Feld

/s/Bruce Weitz                      President and Chief Executive Officer                      May 4, 2001
-----------------------------       (principal executive officer)
Bruce Weitz

/s/ Frank E. Johnson                Executive Vice President, Treasurer and                    May 4, 2001
-----------------------------       Chief Financial Officer
Frank E. Johnson

/s/ Larry Feld                      Vice President, Secretary and Director                     May 4, 2001
-----------------------------
Larry Feld

/s/ Barry S. Pine                   Vice President, Controller and Chief                       May 4, 2001
-----------------------------       Accounting Officer
Barry S. Pine

/s/ Leonard Wasserman               Director                                                   May 4, 2001
-----------------------------
Leonard Wasserman

/s/ Verna K. Gibson                 Director                                                   May 4, 2001
-----------------------------
Verna K. Gibson

/s/ Eli Katz                        Director                                                   May 4, 2001
-----------------------------
Eli Katz

                                TODAY'S MAN, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets as of January 29, 2000 and February 3, 2001.....F-3

Consolidated Statements of Operations for the fiscal years ended
     January 30, 1999, January 29, 2000 and February 3, 2001................F-4

Consolidated Statements of Shareholders' Equity for the fiscal years ended
     January 30, 1999, January 29, 2000 and February 3, 2001................F-5

Consolidated Statements of Cash Flows for the fiscal years ended
     January 30, 1999, January 29, 2000 and February 3, 2001................F-6

Notes to Consolidated Financial Statements..................................F-7

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Today's Man, Inc.


We have audited the consolidated balance sheets of Today's Man, Inc. as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Today's Man, Inc. at February 3, 2001 and January 29, 2000, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 23, 2001

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        January 29,            February 3,
                                                                                           2000                   2001
                                                                                           ----                   ----
                                     ASSETS

Current assets:
     Cash                                                                               $   392,700            $   480,200
     Due from credit card companies and other receivables, net of
         Allowance for uncollectible accounts of $27,200 and $17,200                      1,692,900              1,576,000
     Inventory                                                                           39,334,700             30,941,100
     Prepaid expenses and other current assets                                            1,056,100              1,024,700
     Prepaid inventory purchases                                                          1,847,900              1,589,300
                                                                                        -----------            -----------
         Total current assets                                                            44,324,300             35,611,300

Property and equipment, less accumulated depreciation and
     Amortization                                                                        34,235,300             27,976,100
Loans to shareholders                                                                       228,400                      -
Rental deposits and other noncurrent assets                                               1,864,600              1,992,300
                                                                                        -----------            -----------
                                                                                        $80,652,600            $65,579,700
                                                                                        ===========            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                     9,014,700             11,555,500
     Accrued expenses and other current liabilities                                       6,408,300              6,318,900
     Current maturities of capital lease obligations                                        401,600                224,100
     Current portion of long-term debt                                                            -              3,000,000
                                                                                        -----------            -----------
         Total current liabilities                                                       15,824,600             21,098,500

Capital lease obligations, less current maturities                                          936,600                713,500
Deferred rent and other                                                                   3,345,200              2,684,800
Obligation under revolving credit facility                                               21,145,100             15,706,000
                                                                                        -----------            -----------
                                                                                         41,251,500             40,202,800
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none
     Issued                                                                                       -                      -
Common stock, no par value, 100,000,000 shares authorized,
     27,040,725 shares issued and outstanding                                            48,513,700             48,513,700
Accumulated deficit                                                                      (9,112,600)           (23,136,800)
                                                                                        -----------            -----------
Total shareholders' equity                                                               39,401,100             25,376,900
                                                                                        -----------            -----------
                                                                                        $80,652,600            $65,579,700
                                                                                        ===========            ===========

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Fiscal Years Ended
                                                                              --------------------------
                                                                   January 30,       January 29,        February 3,
                                                                      1999              2000              2001
                                                                      ----              ----              ----
                                                                   (52 weeks)        (52 weeks)         (53 weeks)

Net sales                                                         $203,563,200      $186,038,400       $167,959,000

Cost of goods sold                                                 125,738,700       119,936,900        103,309,500
                                                                  ------------      ------------       ------------

     Gross profit                                                   77,824,500        66,101,500         64,649,500

Selling, general and administrative expenses (includes
     $6,287,300 in asset impairment charges and
     lease termination costs in fiscal 2000)                        66,760,300        77,830,600         76,214,500
                                                                  ------------      ------------       ------------

     Income (loss) from operations                                  11,064,200       (11,729,100)       (11,565,000)

Interest expense                                                     3,200,600         1,606,400          2,534,300

Other  expense (income), net                                            79,600            20,200            (75,100)
                                                                  ------------      ------------       ------------

     Income (loss) before income taxes
        and extraordinary item                                       7,784,000       (13,355,700)       (14,024,200)

Provision for income taxes                                           2,882,500                 -                  -
                                                                  ------------      ------------       ------------

Income (loss) before extraordinary item                              4,901,500       (13,355,700)       (14,024,200)

Extraordinary item, net of income tax
     benefit of $386,600                                               658,400                 -                  -
                                                                  ------------      ------------       ------------

     Net income (loss)                                            $  4,243,100      $(13,355,700)      $(14,024,200)
                                                                  ============      ============       ------------

Basic and diluted earnings (loss) per share before
     extraordinary item                                           $       0.18      $      (0.49)      $      (0.52)

Basic and diluted earnings (loss) per share from
     extraordinary item                                                  (0.02)                -                  -
                                                                  ------------      ------------       ------------
Basic and diluted earnings (loss) share                           $       0.16      $      (0.49)      $      (0.52)
                                                                  ============      ============       ------------

Weighted average shares outstanding                                 27,013,125        27,040,628         27,040,725

                             See accompanying notes.

                                TODAY'S MAN, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     COMMON STOCK
                                                               NUMBER                                     RETAINED
                                                                 OF                                       EARNINGS
                                                               SHARES                AMOUNT               (DEFICIT)
                                                               ------                ------               ---------
Balances at January 31, 1998                                27,274,588           46,799,500                        -

     Exercise of stock options                                     800                1,900                        -

     Issuance of shares to employees                               820                2,400                        -

     Benefit of net operating loss
         carryforwards                                               -            2,495,900                        -

     Exercise of stock purchase warrants                         2,576                7,000                        -

     Adjustment of shares due to settlement of
         pre-petition claims                                  (264,299)            (855,500)                       -

     Net income                                                      -                    -                4,243,100
                                                            ----------          -----------             ------------

Balances at January 30, 1999                                27,014,485          $48,451,200               $4,243,100

    Exercise of stock purchase warrants                            150                  400                        -

    Adjustment of shares due to settlement of
         pre-petition claims                                    26,090               62,100                        -

    Net loss                                                         -                    -              (13,355,700)
                                                            ----------          -----------             ------------
Balances at January 29, 2000                                27,040,725          $48,513,700              $(9,112,600)

     Net loss                                                        -                    -              (14,024,200)
                                                            ----------          -----------             ------------
Balances at February 3, 2001                                27,040,725          $48,513,700             $(23,136,800)
                                                            ==========          ===========             ============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Fiscal Years Ended

                                                                      January 30,            January 29,           February 3,
                                                                         1999                   2000                  2001
                                                                         ----                   ----                  ----
Operating activities:
     Net income (loss)                                               $  4,243,100           $(13,355,700)          $(14,024,200)
     Adjustments  to  reconcile  net  income  (loss) to net cash provided by (used in) operating activities:
         Depreciation expense                                           2,548,800              3,537,900              3,909,700
         Amortization expense                                             881,900                949,000              1,756,800
         Reserve for asset impairment charges                                   -                      -              2,553,700
         Provision for uncollectible accounts
              receivable                                                  183,700                (34,300)               (10,000)
         Reserve of loans to shareholders                                       -                      -                228,400
         Deferred rent and other                                         (567,200)            (1,404,800)              (660,400)
         Extraordinary item                                             1,045,000                      -                      -
         Charge in lieu of income taxes                                 2,882,500                      -                      -
     Changes in operating assets and liabilities:
         Restricted cash                                               11,005,500                      -                      -
         Decrease (increase) in receivables                               417,400               (123,300)               126,900
         Decrease (increase) in inventory                                  15,500             (4,698,100)             8,393,600
         (Increase) decrease in prepaid expenses                         (749,200)             4,038,400                290,000
         (Decrease) increase in payables, accrued
              expenses and liabilities subject to
              settlement                                                 (909,100)             3,876,400              2,451,400
         Increase in other noncurrent
              assets                                                     (431,600)              (226,700)            (1,241,400)
     Payment of liabilities subject to settlement                      (9,236,000)                     -                      -
                                                                     ------------           ------------          -------------
     Total adjustments                                                  7,087,200              5,914,500             17,798,700
                                                                     ------------           ------------          -------------
Net cash provided by (used in) operating activities                    11,330,300             (7,441,200)             3,774,500
Investing activities:
     Capital expenditures                                              (3,871,600)            (5,841,500)              (847,300)
     Fixtures and equipment in process                                   (649,800)               (68,200)                     -
                                                                     ------------           ------------          -------------
Net cash used in investing activities                                  (4,521,400)            (5,909,700)              (847,300)

Financing activities:
     Repayment of capital leases                                       (1,226,200)               300,600               (400,600)
     Proceeds from exercise of stock options and
         Common stock purchase warrants                                    11,300                 62,500                      -
     Borrowings under revolving credit facility                        97,837,100            180,809,800            156,493,800
     Repayment of term loan and revolving credit facility            (102,469,500)          (168,610,400)          (158,932,900)
                                                                     ------------           ------------          -------------
Net cash (used in) provided by financing                               (5,847,300)            12,562,500             (2,839,700)
Net increase (decrease) in cash                                           961,600               (788,400)                87,500
Cash at beginning of year                                                 219,500              1,181,100                392,700
                                                                     ------------           ------------          -------------
Cash at end of year                                                  $  1,181,100           $    392,700          $     480,200
                                                                     ============           ============          =============

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

   Pursuant to the Reorganization Plan, the Company paid an aggregate of $51.0 million and issued 9,656,269 shares of Common Stock to its creditors in settlement of $73.3 million of outstanding indebtedness, including post-petition interest. Under the Reorganization Plan, holders of the Company's Common Stock received for each share of old Common Stock: (1) one share of new Common Stock and (2) 0.5 of a Common Stock Purchase Warrant ("Warrant"). Each whole Warrant entitles the holder to purchase one share of New Common Stock at an exercise price of $2.70 per share at any time on or before the expiration date of December 31, 1999. During fiscal 1999, the expiration date of the Warrants was extended to January 2, 2001. At January 30, 1999, approximately $1,100,000 remained to be distributed; these amounts were distributed in April 1999. A total of 5,430,503 Warrants were issued to the Company's pre-reorganization shareholders. All unexercised Warrants expired on January 2, 2001.

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

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

   Cash and Cash Equivalents

   For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company held no such investments as of January 29, 2000 and February 3, 2001.

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated. The Company operates on a 52-53 week year with fiscal year end being the Saturday closest to January 31.

   Use of Estimates

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   Reclassifications

   Certain amounts in prior years have been reclassified to conform with the current year presentation.

   Advertising

   The Company utilizes both broadcast and print advertising and expenses related costs as incurred. Advertising expense was $12,246,000, $17,671,500 and $12,561,600 for the fiscal years 1998, 1999 and 2000, respectively.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Revenue Recognition

   The Company recognizes revenue at the point of sale.

   Store Closing Provision

   The Company provides a provision for store closings when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred, including future net lease obligations, employee costs and other direct store closing costs. Inventory valuation adjustments, as necessary, are recorded as additional cost of goods sold and as a direct reduction to inventory. If the Company determines that the provision is no longer necessary, it is reversed at that time.

   Company Operations

   The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In fiscal 2000, the Company incurred a net loss of $14,024,200. The net loss was caused mainly by a significant shortfall in revenues and the closing of four underperforming stores (See Note 11).

   The Company has been substantially dependent upon borrowings under its credit facility to finance its operations and amended its credit facility from Mellon in February 2001, which allows the Company additional liquidity through an over-advance facility through December 30, 2001. Additionally, the Company is in the process of implementing a plan to reverse the trend of losses noted above. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2001 include, the execution of the amended credit facility, a layoff of non-operating personnel in January 2001, the closing of four under performing stores in fiscal 2000, and the closing of the e-commerce website.

   Management believes the cash requirements in fiscal 2001 will be generated by operations and borrowings on the Company's credit facility. Management also believes that the actions initiated and its fiscal 2001 plans will result in the successful funding of the Company's working capital and cash requirements while enabling the Company to meet its financial covenants under its credit facility.

   Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which effectively changes previous guidance related to the revenue recognition and the recording of license business revenues for retail companies. During the thirteen weeks ended April 29, 2000, the Company changed its method of recording licensed shoe department sales. This change reduced reported sales and reported expenses but had no impact on operating or net income. Net licensed shoe department sales were $2,162,700, $1,850,300 and $1,655,700 for 1998, 1999, and
2000, respectively. Sales have been reduced by $10,045,400, $8,507,300 and $7,540,100 for 1998, 1999, and 2000, respectively with a corresponding reduction in cost of sales. After due consideration, the Company has concluded this is the only impact that SAB 101 has on its consolidated financial position and results of operations.

   Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The Company has adopted SFAS 133 (as amended by SFAS 138) effective February 4, 2001. There was not a material impact on the results of operations or financial position as a result of the adoption of SFAS 133.

3. Property and Equipment

   Property and equipment is summarized as follows:

                                                  January 29,     February 3,
                                                     2000           2001
                                                     ----           ----

Furniture, fixtures and signs                    $  6,741,900    $  6,949,500
Leasehold improvements                             33,099,600      30,755,400
Data processing equipment                           7,934,200       7,733,700
Fixtures and equipment under capital leases         7,119,800       7,103,500
Fixtures and equipment in process                      68,200          61,200
                                                 ------------    ------------
   Gross property and equipment                    54,963,700      52,603,300
Accumulated depreciation                          (16,525,000)    (19,780,700)
Accumulated amortization of equipment
   under capital leases                            (4,203,400)     (4,846,500)
                                                 ------------    ------------
   Net property and equipment                    $ 34,235,300    $ 27,976,100
                                                 ============    ============

   Property and equipment accounts and their associated accumulated depreciation accounts are reduced to "0" when the asset's useful life has expired. Depreciation and amortization expense related to property and equipment was $3,441,700, $4,339,400 and $4,552,800 for fiscal years 1998, 1999 and 2000, respectively. Fixtures and equipment in process includes items for new systems and equipment which as of the respective financial statement date have not been placed into service.

4. Related Party Transactions

   Certain of the Company's superstores and its executive offices and distribution center are leased from Mr. David Feld, the Company's Chairman of the Board of Directors and principal shareholder. Rent expense on these locations was $1,789,400, $1,817,300 and $1,615,600 for the fiscal years ended January 30, 1999, January 29, 2000 and February 3, 2001, respectively.

   Included in the schedule of operating lease commitments in Note 6 are required payments on leases with Mr. David Feld for the Company's principal offices and distribution center as well as certain stores, totaling $1,741,900 for each of the next five years and $9,010,300 thereafter. Certain of the leases require increasing payments based upon changes in the Consumer Price Index.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

   On December 4, 1998 the Company entered into a Loan and Security Agreement with Mellon Bank, N.A., ("Mellon") individually and as agent. Proceeds from this loan were used to refinance the Company's previous revolving credit facility and term loan from Foothill Capital Corporation. The Loan and Security Agreement, as amended, provides for a $30.0 million revolving credit facility with a $15.0 million sublimit for letters of credit. Outstanding letters of credit at February 3, 2001 were $1,506,000. The facility bears interest at 0.75% per annum above Mellon Bank's prime rate (Mellon Bank's prime rate was 8.50% at February 3, 2001) and expires on March 15, 2002. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves. Availability under the revolving credit facility was $1,055,700 as of February 3, 2001. The amended agreement provides for an over-advance facility. The agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth, maximum net loss per month and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. The Company granted Mellon Bank a lien on its tangible and intangible assets to secure this facility. Additionally, Mr. David Feld, Chairman of the Board and principal shareholder of the Company, provided additional collateral to secure the credit facility. The Agreement also provides that the Company must pay a termination fee of $1,050,000 if the facility is terminated on or before March 14, 2002.

   On February 28, 2001, the Company and Mellon bank entered into Amendment 8 to the revolving credit facility. The amended Agreement recast all of the Company's financial covenants as of and for the year ended February 3, 2001 such that the Company would be in compliance with these financial covenants and for the remaining term of the loan agreement. The Company was in compliance with all covenants under the amended Agreement as of February 3, 2001. The permitted out-of-formula advances may not exceed $2,000,000 from February 28, 2001 to May 15, 2001. The over-advance facility is then reduced to $1,250,000 on May 16, 2001, $0 on June 16, 2001, increases to $2,000,000 on August 5, 2001, reduces to $1,500,000 on November 4, 2001, $1,000,000 on December 1, 2001, $500,000 on
December 21, 2001 and expires on December 30, 2001. The amendment also effectively changes the interest charged on the facility to 1.125% per annum above Mellon's prime rate.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6. Commitments and Contingencies

   The Company leases its stores and distribution center under non-cancelable operating leases. Several stores and the Company's distribution center are leased from Mr. David Feld, the Company's Chairman of the Board of Directors and principal shareholder. (See Note 4.) In addition, certain equipment leases are classified as capital leases. The following is a schedule by year of the future minimum lease payments for leases with initial terms in excess of one year at February 3, 2001:

                                                         Capital      Operating
                                                         Leases        Leases
                                                         ------        ------
2001                                                  $  331,900     $13,468,600
2002                                                     330,600      12,865,000
2003                                                     313,200      11,687,600
2004                                                     203,100       9,053,000
2005                                                         100       8,291,200
Thereafter                                                     -      31,593,000
                                                      ----------     -----------
Total minimum lease payments                           1,178,900     $86,958,400
                                                                     ===========
Less:
     Amounts representing interest                       241,400
                                                      ----------
     Present value of net minimum lease payments      $  937,500
                                                      =========

   Total rent expense for the fiscal years ended January 30, 1999, January 29, 2000 and February 3, 2001 was, $12,087,100, $12,963,600, and $13,329,000
respectively.

   The distribution center lease provides for payment of direct operating costs including real estate taxes. Certain store leases provide for increases in rentals when sales exceed specified levels. To date, no such payments have been required.

   Certain store leases provide for predetermined escalations in future minimum annual rentals. The pro rata portion of future minimum rent escalations, amounting to $2,945,200 and $2,284,800 at January 29, 2000 and February 3, 2001 respectively, has been included in Deferred rent and other in the accompanying Consolidated Balance Sheet.

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

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



   The charge to operations for Company contributions was $287,600, $327,200 and $329,100 for the years ended, January 30, 1999, January 29, 2000 and February 3, 2001, respectively.

   On the termination of the Company's Executive Equity Plan in fiscal 1991, the Company provided loans to the Plan's participants to fund any federal and state income taxes relating to the issuance of the shares. The loans bear interest at 1% above the prime lending rate as established by the Company's principal lender. All principal and accrued interest was due on April 14, 1996. Loans are collateralized by the participants' shares of Common Stock. In fiscal 2000, the Company, upon approval by the Board of Directors, wrote down the shareholder loans to reflect the fair value of the underlying collateral. The amount of this charge was $228,400 and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

8. Supplemental Cash Flow Information

                                      For the Fiscal Years Ended
                                      --------------------------
                              January 30,      January 29,         February 3,
                                 1999             2000                2001
                                 ----             ----                ----
Interest paid                 $3,367,600       $1,741,800          $2,746,300

9. Income Taxes

   A reconciliation of the effective tax rate with the statutory federal income tax rate follows:

                                             For the Fiscal Years Ended
                                             --------------------------
                                     January 30,     January 29,     February 3,
                                        1999            2000            2001
                                        ----            ----            ----
Statutory federal income tax rate       34.0%           34.0%           34.0%
Effect of permanent differences          0.5            (0.3)           (0.3)
Income tax valuation allowance             -           (33.7)          (33.7)
Quasi reorganization equity
     accounting                          2.5               -               -
                                       -----           -----           -----
                                        37.0%              -%              -%
                                       -----           -----           -----

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



   The components of the deferred tax assets and liabilities are as follows:

                                                            January 29,            February 3,
                                                               2000                    2001
                                                               ----                    ----
Deferred tax assets:
    Accrued liabilities                                   $     313,300         $     956,000
    Inventory                                                   486,600               383,300
    Net operating loss carryforward                          13,172,100            17,118,600
    AMT credit carryforward                                     394,300               394,300
    Leases                                                    1,180,700               927,600
    Bad debts                                                     5,100                 7,000
    Other                                                        49,700                49,700
    Property and equipment, including
         capital leases                                               -                43,900
                                                          -------------         -------------
Total deferred tax assets                                    15,601,800            19,880,400
Less:  deferred tax valuation allowance                     (14,903,100)          (19,582,400)
                                                          -------------         -------------
Net deferred tax assets                                         698,700               298,000
                                                          -------------         -------------

Deferred tax liabilities:
    Property and equipment, including
        capital leases                                          281,500                     -
    Other                                                       817,200               698,000
                                                          -------------         -------------
                                                              1,098,700               698,000
                                                          -------------         -------------
Net deferred tax liability                                $     400,000         $     400,000
                                                          =============         =============

   The valuation allowance against deferred tax assets increased by $4,679,300 in fiscal 2000 due to the increase in net operating loss carryforwards.

   As a result of the Company's quasi-reorganization (see Note 2), the Company is required to record a charge in lieu of income taxes for federal and state taxes that are eliminated by the utilization of tax benefits existing at the quasi-reorganization date, and result in an increase to contributed capital. For 1999 and 2000, there is no charge in lieu of income taxes being reflected due to the post quasi-reorganization loss. As of February 3, 2001, the Company has remaining $10,588,000 of tax attributes that will be credited to additional paid in capital when realized.

   At February 3, 2001, the Company had available for carryforward net operating losses (for federal tax purposes) of $40,234,800 and a minimum tax credit carryover of $394,000. The NOL carryforwards expire in 2012 through 2020; the minimum tax credits can be carried forward indefinitely. Additionally, at February 3, 2001, the Company had available carryforward losses for state tax purposes in the states in which the Company does business. These deferred tax assets are fully offset by the valuation allowance.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10. Stock Option Plans

   Pursuant to the Plan of Reorganization: (i) the existing employee and director stock option plan and all existing options thereunder were canceled and
(ii) the Management Stock Option Plan ("Management Plan") was adopted. The Management Plan was amended by the Board of Directors in January 2001 to increase the number of shares of Common Stock authorized for issuance under the plan from 2,450,000 shares to 5,000,000 shares. At February 3, 2001, the Company had outstanding options to purchase an aggregate of 3,531,500 shares of Common Stock under the Management Stock Option Plan. The following summarizes activity in fiscal 1998, fiscal 1999 and fiscal 2000.

                          Management Stock Option Plan

                                         Number of
                                        Shares Under         Exercise Price
                                           Option              Per Share
                                        ------------        ---------------
Outstanding at January 31, 1998          2,247,500            $2.38

Options issued                              44,000            $1.31 - $2.38

Options cancelled                         (293,200)           $2.38

Options exercised                             (800)           $2.38
                                        ==========          ===============

Outstanding at January 30, 1999          1,997,500            $1.31 - $2.38

Options issued                             362,500            $1.28 - $2.38

Options cancelled                         (448,100)           $2.38
                                        ----------          ---------------

Outstanding at January 29, 2000          1,911,900            $1.28 - $2.38

Options issued                           2,305,000            $0.20 - $0.56

Options cancelled                         (685,400)           $0.31 - $2.38
                                        ----------          ---------------

Outstanding at February 3, 2001          3,531,500            $0.20 - $2.38
                                        ==========          ===============

Exercisable at February 3, 2001          2,688,300            $0.20 - $2.38
                                        ==========          ===============

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   Set forth below are the outstanding options at February 3, 2001, summarized by range of exercise price:

-------------------------------------------------------------------------------------------------------------
                            Number          Weighted        Weighted           Number
  Range of Exercise      Outstanding         Average         Average      Excercisable at  Weighted Average
       Prices            at 02/03/01      Remaining Life  Exercise Price     02/03/01       Exercise Price
-------------------------------------------------------------------------------------------------------------
    $0.20 - $0.56           2,301,000           10            $0.26          1,493,000           $0.21
-------------------------------------------------------------------------------------------------------------
    $1.31 - $1.69              72,500            9            $1.44             38,500           $1.46
-------------------------------------------------------------------------------------------------------------
        $2.38               1,158,000            7            $2.38          1,156,800           $2.38
-------------------------------------------------------------------------------------------------------------

   Options to purchase an aggregate of 5,000,000 shares of Common Stock may be granted pursuant to the Management Stock Option Plan. Options are granted at the fair market value at the date of grant. At February 3, 2001, 1,468,500 options were available for grant. The unexercisable options issued vest over three years. All options issued expire ten years from the date of grant.

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

   Pro-forma information regarding net income and earnings per share is required using the alternative fair value accounting provided for under FASB Statement No. 123. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                              1998          1999           2000
                                                              ----          ----           ----
Risk-free interest rate                                       6.0%          6.0%            5.4%
Dividend yield                                                0%            0%              0%
Volatility factor of the expected market price of the
Company's common stock                                        0.702         0.626           0.618
Weighted average expected life of the options                 5             5               5

   The weighted average fair value of options issued in which the exercise price equals fair value was $1.36, $0.86 and $0.16 as of January 30, 1999, January 29, 2000 and February 3, 2001, respectively.

   For purposes of pro-forma disclosure, the estimated fair value of the options issued as part of the Management Plan is amortized to expense in accordance with the options vesting period. The Company's pro-forma information is as follows:

                                    1998           1999            2000
                                    ----           ----            ----
Pro-forma net income (loss)      $3,672,600    $(13,810,200)   $(14,165,700)
Pro-forma earnings per share:
Basic and diluted                     $0.14          $(0.51)         $(0.52)
                                 ==========    ============    ============

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11. Store Closing and Other Unusual Charges

   For the fiscal year year ended February 3, 2001, the Company recorded store closing and other unusual charges of $6,287,300, primarily related to four store closings to cover estimated lease termination costs and asset impairment charges. Included in this charge is severance payments of $615,000 related to headcount reductions for 7 employees. For the fiscal year ended January 29, 2000, the Company recorded a charge of $883,00 for severance payments related to headcount reductions for 20 employees. No such charges were recorded for the fiscal year ended January 30, 1999. These charges are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. At February 3, 2001, $2,454,400 of these charges have not been paid and are reported in accrued expenses and other current liabilities and $1,153,400 are reported in accounts payable. These amounts are expected to be paid during fiscal 2001. Management believes that these reserves are adequate.

DIRECTORS                                                               CORPORATE OFFICES
David Feld                                                              835 Lancer Drive
Chairman of the Board                                                   Moorestown, New Jersey 08057
Today's Man, Inc                                                        Telephone:  (856) 235-5656

Bruce Weitz                                                             INDEPENDENT AUDITORS
President and Chief Executive Officer                                   Ernst & Young LLP
Today's Man, Inc.                                                       Two Commerce Square
                                                                        2001 Market Street
Neal J. Fox                                                             Philadelphia, Pennsylvania 19103
Vice Chairman, Merchandising/Marketing
Today's Man, Inc.                                                       COUNSEL
                                                                        Blank Rome Comisky & McCauley LLP
Larry Feld                                                              One Logan Square
Vice President, Store Development and Secretary                         Philadelphia, Pennsylvania 19103-6998
Today's Man, Inc.
                                                                        TRANSFER AGENT AND REGISTRAR
Leonard Wasserman                                                       StockTrans, Inc.
Consultant                                                              Seven East Lancaster Avenue
                                                                        Ardmore, Pennsylvania 19003
Verna Gibson
Partner, Retail Options, Inc.

Eli Katz
bathclick.com

EXECUTIVE OFFICERS

Bruce Weitz
President and Chief Executive Officer

Neal J. Fox
Vice Chairman, Merchandising/Marketing

Frank E. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

Mycal Webster
Executive Vice President, Store Operations

Larry Feld
Vice President, Store Development and Secretary

Barry Pine
Vice President and Controller