Form 10-K/A
period 2001-02-03
TODAYS MAN INC
filed 2001-06-04
CIK 885546

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

Common Stock, no par value                      27,040,725
--------------------------   -------------------------------------------------
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

                                Yes [ X ]  No [  ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant is $2,971,343(1)

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

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                  PART III

Item 10. Directors and Executive Officers of the Registrant....................1

Item 11. Executive Compensation................................................4

Item 12. Security Ownership of Certain Beneficial Owners and Management.......10

Item 13. Certain Relationships and Related Transactions.......................13

                                     PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K..............14

          Signatures..........................................................14


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

         In accordance with instruction G(3) to Form 10-K, Today's Man, Inc. ("Today's Man" or the "Company") is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 4, 2001 to provide the information required in Part III. In addition, the Company is amending Item 14 of Part IV to provide additional exhibits.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The following table sets forth information concerning the Company's directors. Information concerning the Company's executive officers who are not directors is set forth in Item 4.1 of the Annual Report on Form 10-K previously filed.


                                                                                              Director     Term
                  Name                   Age                  Position                          Since     Expires
                  ----                   ---                  --------                        --------    -------
  David Feld.........................     53      Chairman of the Board                         1971        2001
  Larry Feld ........................     50      Vice President, Store Development,            1971        2003
                                                  Secretary and Director
  Neal J. Fox........................     66      Vice Chairman of the Board                    2000        2001
  Verna K. Gibson (1)(2).............     58      Director                                      1992        2003
  Eli Katz (1)(2)....................     29      Director                                      2000        2004
  Leonard Wasserman..................     75      Director                                      1992        2002
  Bruce Weitz........................     53      President and Chief Executive Officer and     2000        2004
                                                  Director

----------------------
(1)  Member of Audit Committee.
(2)  Member of Compensation Committee.

         The following information about the Company's directors is based, in part, upon information supplied by such persons.

         Mr. David Feld has been with the Company continuously since he founded it in 1971. He grew up in his family's retail business and opened the Company's first store in Philadelphia in 1971. Mr. David Feld has served as Chairman of the Board of the Company since its inception. Mr. David Feld also has served as Chief Executive Officer and, except for the period from March 1995 until July 1995, also has served as President of the Company from its inception until August 2000. On February 2, 1996, Mr. Feld filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code. On August 13, 1997, the United States Bankruptcy Court for the District of New Jersey confirmed Mr. Feld's Chapter 11 Plan.

         Mr. Larry Feld has served as Vice President, Store Development since 1983 and as a Vice President, Secretary and Director of the Company since its inception in 1971. Messrs. David Feld and Larry Feld are brothers.

         Mr. Fox was appointed as a Director in May 2000 to fill a vacancy on the Board of Directors and became Vice Chairman of the Board and an employee of the Company in August 2000 with responsibility for Merchandising and Marketing. Mr. Fox was the Chief Executive Officer of Sulka, a luxury menswear retailer based in New York City, from 1989 through 1999. From 1983 to 1988, Mr. Fox was employed by Garfinckel's, Raleigh's and Co. or its predecessor, most recently as Chairman and Chief Executive Officer. Prior to that, Mr. Fox was engaged in a retail and manufacturing consulting business from 1981 to 1983 and held senior management positions with I. Magnin (1976 to 1981), Bergdorf Goodman (1975 to
1976) and Neiman Marcus (1966 to 1975).

         Mrs. Gibson is a retail consultant. From 1985 to 1991, Mrs. Gibson was President and Chief Executive Officer of the Limited Stores Division of Limited Stores, Inc., which she joined as a trainee in 1971. From January 1991 through 1995, Ms. Gibson served as President of Outlook Consulting Int., Inc. and in January 1999, she resumed the position of President of Outlook Consulting Int., Inc. From December 1994 to July 1996, Mrs. Gibson served as Chairman of the Board of Petrie Retail, Inc. Petrie Retail filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code in October 1995. From 1993 to fall 1999, Ms. Gibson was a partner of Retail Options, Inc., a New York based retail consulting firm. Mrs. Gibson is also a director of MothersWork, Inc. and Chicos FAS, Inc.

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

         Mr. Weitz was appointed as a Director in May 2000 to fill a vacancy on the Board of Directors and became President and Chief Executive Officer in August 2000. Mr. Weitz was the Chairman, President and Chief Executive Officer of Duane Reade Drugstores, located in New York City, from 1992 to 1996. From 1988 to 1992, he was President and Chief Operating Officer of Grossman's Inc., a Massachusetts based home improvement chain. Prior to that, he was employed by First National Supermarkets, a Connecticut based supermarket chain, most recently as President, Eastern Division.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners were complied with during fiscal 2000 except that Messrs. Neal J. Fox, Eli Katz and Bruce Weitz did not timely file an initial statement of beneficial ownership of securities on Form 3 subsequent to their appointment to the Board in May 2000 and Messrs. Neal J. Fox, Frank E. Johnson, Barry S. Pine and Bruce Weitz did not timely file a statement of changes of beneficial ownership of securities on Form 4 with respect to a grant of stock options in January 2001.

Item 11.  Executive Compensation.

         Summary Compensation Table

         The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and each of the five other most highly compensated executive officers of the Company for services rendered in all capacities for fiscal 2000, fiscal 1999 and fiscal 1998.

                                                                                     Long-Term
                                      Annual Compensation                           Compensation
                             ---------------------------------                      ------------
                                                                                      Securities
         Name and            Fiscal                                  Other Annual     Underlying         All Other
     Principal Position       Year    Salary            Bonus        Compensation       Options       Compensation (1)
     ------------------      -----    ------            -----        ------------     ----------      ----------------
David Feld (2)                2000   $190,000           $--             $--               --               $4,200
Chairman of the Board         1999    190,000            --              --               --                3,298
                              1998    190,000            --              --               --                3,649

Larry Feld                    2000    195,000            --              --               --                3,218
Vice President,               1999    189,615            --              --               --                4,126
Store Development             1998    172,308            --              --               --                  712

Frank E. Johnson              2000    260,000            --              --          200,000                4,200
Executive Vice                1999    251,923            --              --               --                4,055
President and Chief           1998    218,462            --              --               --                3,662
Financial Officer

David Mangini (3)             2000    263,077            --              --               --              160,000
Executive Vice President      1999    207,692            --              --          200,000                   --
and Chief Merchandising       1998         --            --              --               --                   --
Officer

Mycal Webster                 2000    225,000            --              --          200,000                4,420
Executive Vice President,     1999    211,539            --              --               --                3,538
Store Operations              1998    166,923        28,817              --               --                3,770

Bruce Weitz (4)               2000    184,615            --          20,370 (5)      480,000 (6)               --
President and Chief           1999         --            --              --               --                   --
Executive Officer             1998         --            --              --               --                   --

----------------------
(1) Represents the Company's matching contribution under the 401(k) Profit Sharing Plan, except in the case of Mr. Mangini, consists of severance payments and vacation payouts following the termination of his employment.
(2) Mr. David Feld was also President and Chief Executive Officer of the Company until August 2000.
(3) Mr. Mangini joined the Company in July 1999 and left the Company in September 2000.
(4) Mr. Weitz became a director of the Company in May 2000 and President and Chief Executive Officer in August 2000.
(5) Includes relocation expenses paid on behalf of Mr. Weitz of $14,450. The cost of perquisites is not disclosed for any other executive officers because the disclosure threshold (the lower of $50,000 or 10% of salary plus bonus) was not reached in the year presented.
(6) Does not include options to purchase 100,000 shares granted to Mr. Weitz upon his appointment as a director in May 2000.

Option Grants in Last Fiscal Year

         The following table sets forth certain information concerning stock options granted under the Management Stock Option Plan during fiscal 2000 to the executive officers of the Company named in the Summary Compensation Table:

                                                                                           Potential Realized Value
                                                                                               at Assumed Annual
                                                                                             Rates of Stock Price
                                                                                               Appreciation For
                                                     Individual Grants                         Option Term (1)
                                     ---------------------------------------------------   ------------------------
                                                    Percent of
                                     Number of        Total
                                     Securities      Options
                                     Underlying     Granted to
                                      Options       Employees      Exercise   Expiration
          Name                        Granted     In Fiscal Year    Price        Date             5%          10%
---------------------------------   -----------   --------------   --------   ----------    -----------   ----------
David Feld.......................          --            --            --            --             --           --

Larry Feld.......................          --            --            --            --             --           --

Frank E. Johnson.................     200,000          10.0%       $ 0.20       1/19/11       $ 25,156     $ 63,750

David Mangini....................          --            --            --            --             --           --

Mycal Webster....................     200,000          10.0          0.20       1/19/11         25,156       63,750

Bruce Weitz (2)..................     200,000          10.0          0.20       1/19/11         25,156       63,750
                                      280,000          14.0          0.219      8/14/10         38,564       97,728

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

(2) Does not include options to purchase 100,000 shares granted to Mr. Weitz upon his appointment as a director in May 2000.

Aggregated Option Exercises in Last Year and Fiscal Year-End Option Values

      The following table sets forth certain information concerning the number and value of unexercised options held at the end of fiscal 2000 by the executive officers of the Company named in the Summary Compensation Table.

                                                               Number of Securities          Value of Unexercised
                                  Shares                      Underlying Unexercised       In-the-Money Options at
                                Acquired on      Value      Options at Fiscal Year-End         Fiscal Year-End
             Name                Exercise     Realized(1)   Exercisable/Unexercisable     Exercisable/Unexercisable (2)
 -----------------------------  -----------   ----------    -------------------------     -----------------------------
 David Feld...................      --            --                250,000/0                       $0/$0

 Larry Feld...................      --            --                100,000/0                        0/0

 Frank E. Johnson.............      --            --                400,000/0                      25,620/0

 David Mangini................      --            --                   0/0                           0/0

 Mycal Webster................      --            --                250,000/0                      25,620/0

 Bruce Weitz (3)..............      --            --                200,000/280,000                25,620/30,548

--------------------------
(1)  No options were exercised by the named executive officers in fiscal 2000.
(2) The last sale price of the Common Stock on February 2, 2001, the last trading day in fiscal 2000, as reported on the OTC Bulletin Board, was $0.3281 per share.
(3) Does not include options to purchase 100,000 shares granted to Mr. Weitz upon his appointment as a director in May 2000.

Employment Agreements

         In August, 2000, the Company entered into employment agreements with Bruce Weitz and Neal J. Fox. Under the agreements, Mr. Weitz is employed as the Company's Chief Executive Officer and Mr. Fox is employed as Vice Chairman. Each executive receives an annual salary of $400,00 and is eligible for an annual bonus of up to $200,000, determined by the Compensation Committee of the Board of Directors based based upon: (i) the Company's financial performance and condition, (ii) the executive's performance in view of goals and standards adopted by the Board of Directors, and (iii) market conditions. In addition, each of the executives was granted an option to purchase 280,000 shares at the fair market value of the common stock on the date of the agreement and is entitled to other benefits under the agreement.

         The employment of the executive will terminate upon his death and may be terminated by the Company due to disability, for cause or, after the first year of the term, upon 30 days prior notice to the executive. The executive may terminate his employment for good reason, defined as the material breach of the agreement by the Company. If, at any time prior to August 30, 2004, the Company terminates the executive's employment without cause or the Executive terminates his employment for good reason, then:

         o the Company will pay the executive a severance payment equal to the executive's annual base salary in effect on the date of termination, payable in four equal quarterly installments, and

         o the executive's stock option granted under the agreement will immediately vest as to 50% of the shares subject to the option, in addition to any shares previously vested.

No severance payment is payable if the executive is terminated after August 31, 2004. The agreements also contain noncompetition, nondisclosure and nonsolicitation covenants.

Management Stock Option Plan

         The Company's Management Stock Option Plan ("Management Plan") was adopted by the Board in July 1997 and approved by the Bankruptcy Court on December 12, 1997. The Management Plan was amended by the Board in January 2001 to increase the number of shares of Common Stock authorized for issuance under the Management Plan by 2,550,000 shares. The purpose of the Management Plan is to attract and retain officers, key employees and directors and to provide additional incentive to them by encouraging them to invest in the Common Stock and acquire an increased personal interest in the Company's business. The Management Plan replaced the Company's Employee Stock Option Plan, Director Stock Option Plan and 1995 Non-Employee Director Stock Option Plan (the "Prior Plans"). All of the options which were outstanding under the Prior Plans terminated automatically upon the confirmation of the Company's Plan of Reorganization. Payment of the exercise price for options granted under the Management Plan may be made in cash, shares of Common Stock or a combination of both. Options granted pursuant to the Management Plan may not be exercised more than ten years from the date of grant.

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

         Options to purchase an aggregate of 5,000,000 shares of Common Stock may be granted pursuant to the Management Plan (subject to appropriate adjustments to reflect changes in the capitalization of the Company). Options granted under the Management Plan may be incentive stock options ("Incentive Options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify ("Non-Qualified

Options"); provided that the Company may grant only 2,450,000 Incentive Options. The option price for Incentive Options issued under the Management Plan must be equal at least to the fair market value of the Common Stock on the date of the grant of the option, provided, however, that if an Incentive Option is granted to an individual who, at the time the option is granted, is deemed to own more than 10 percent of the total combined voting power of all classes of stock of the Company (a "10% Shareholder"), the option price will be at least 110 percent of the fair market value on the date of grant. The option price for Non-Qualified Options issued under the Management Plan may, in the sole discretion of the Committee, be less than the fair market value of the Common Stock on the date of the grant of the option. The fair market value of the Common Stock on any date shall be determined by the Committee in accordance with the Management Plan and generally shall be the last reported sale price of the Common Stock on the Nasdaq National Market on such date, or if no sale took place on such day, the last such date on which a sale took place.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of April 23, 2001 certain information with respect to the beneficial ownership of the Common Stock (i) by each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) by each director of the Company, (iii) by each executive officer of the Company named in the Summary Compensation Table and (iv) by all directors, nominees for directors and executive officers of the Company as a group. Except as otherwise indicated, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.

                                                                                          Shares
                                                                                   Beneficially Owned (1)
                                                                                   ----------------------
                                                                                     Number      Percent
                                                                                   ----------    --------
        David Feld (2)..........................................                    8,507,714      31.2%
        Larry Feld (3) .........................................                      306,055       1.1
        Neal J. Fox (4).........................................                      240,000        *
        Verna K. Gibson (5).....................................                      387,500       1.4
        Frank E. Johnson (6)....................................                      441,165       1.6
        Eli Katz (7)............................................                       45,000        *
        David Mangini ..........................................                            0        *
        Leonard Wasserman (8)...................................                      313,131       1.2
        Mycal Webster (9).......................................                      317,634       1.2
        Bruce Weitz (10)........................................                      735,000       2.7
        All directors and executive officers as a group (total
        of 11 persons) (11).....................................                   11,485,008      39.9

----------------------------
* Less than one percent.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, include securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after April 23, 2001. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Includes options to purchase 250,000 shares under the Management Stock Option Plan. Also includes 1,175 shares allocated to Mr. David Feld's account in the 401(k) Profit Sharing Plan and 210,000 shares currently held by Mr. Feld which are subject to an option purchase agreement held by Alex. Brown Incorporated. A total of 5,439,578 shares have been pledged by Mr. David Feld to secure certain personal loans. Excludes 124,100 shares held in trusts for the benefit of Mr. David Feld's children, as to which Mr. David Feld disclaims beneficial ownership. Mr. David Feld's address is c/o Today's Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.

(3) Includes options to purchase 100,000 shares under the Management Stock Option Plan. Also includes 1,197 shares allocated to his account in the 401(k) Profit Sharing Plan and 100 shares held by Mr. Larry Feld in trust for his son.

(4)  Consists of options to purchase shares under the Management Stock Option
     Plan.

(5) Includes options to purchase 100,000 shares under the Management Stock Option Plan.

(6) Includes options to purchase 400,000 shares under the Management Stock Option Plan. Also includes 2,199 shares allocated to his account in the 401(k) Profit Sharing Plan.

(7) Includes options to purchase 40,000 shares under the Management Stock Option Plan.

(8) Includes 31,878 shares which Mr. Wasserman has agreed to transfer to the Company as part of the forgiveness of certain debt owed to the Company. Also includes 2,131 shares allocated to his account in the 401(k) Profit Sharing Plan and 124,100 shares held in trusts for the benefit of Mr. David Feld's children for which trusts Mr. Wasserman is trustee. Excludes shares held in trusts for the benefit of Mr. Wasserman's children and grandchildren. Mr. Wasserman disclaims beneficial ownership as to all such trust shares.

(9) Includes options to purchase 250,000 shares under the Management Stock Option Plan and 6,324 shares allocated to his account in the 401(k) Profit Sharing Plan.

(10) Includes options to purchase 240,000 shares under the Management Stock Option Plan

(11) Includes an aggregate of options to purchase 1,760,000 shares under the Management Stock Option Plan held by all directors and executive officers as a group.

Item 13.  Certain Relationships and Related Transactions.

Certain Transactions

         Executive Equity Plan Loans. The Company made loans to the former participants of the Company's Executive Equity Plan to permit them to pay their federal and state income tax resulting from the termination of that plan in 1992 and the conversion of the participant's interests in the plan into shares of Common Stock, including loans of $239,085 to Mr. Wasserman and $272,798 to Mr. Larry Feld. These loans bear interest at 1% above the prime rate, were payable in a single payment of principal and interest on April 14, 1996 (plus a 30 day grace period), subject to prepayment if the shares are sold or the participant's employment with the Company terminates, and are secured by a pledge of a portion of the shares. The Company believes that the interest rate of these loans was comparable to the interest rate that participants could obtain from unaffiliated parties but that the repayment terms are more favorable. Certain of these loans, including Mr. Larry Feld's loan, are past due. The Company currently is evaluating appropriate arrangements with the obligors of these loans. In connection with the retirement of Mr. Wasserman and his agreement to provide consulting services to the Company, in February 2000 the Company forgave principal and interest of $293,957.88 owed by Mr. Wasserman to the Company and Mr. Wasserman agreed to transfer to the Company 31,878 shares of common stock which had been pledged to the Company to secure such debt.

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

                                             Lease             Lease
                                         Commencement       Termination           Annual Base
               Location                      Date              Date                 Rental (1)
 --------------------------------------  ------------       -----------           -------------
 Center City Philadelphia, PA..........      1980              n/a                 $365,700 (2)
 Deptford, NJ..........................      1985              2013                 245,600 (3)
 Moorestown, NJ........................      1988              2009                 739,200
 Langhorne, PA.........................      1988              2008                 391,400 (3)

-----------------
(1) Does not include taxes, insurance and other operating expenses payable by the Company.
(2)  The Company closed this store in the third quarter of fiscal 2000.
(3)  Increases annually based upon increases in the Consumer Price Index.

         The Company leases from Mr. David Feld a parcel of land adjacent to the Company's Montgomeryville store for use as a parking lot pursuant to a two year lease which expired in March 1994. The Company paid an annual base rental of $81,000 plus all operating expenses during the term of this lease. The Company continues to lease this parcel on a month-to-month basis.

         In fiscal 2000, the Company paid an aggregate of $1,615,600 to Mr. David Feld under all leases with him. The Company believes that the terms of each of the leases with Mr. David Feld are no less favorable to the Company than those generally available from unaffiliated third parties. The Company will not lease additional facilities to or from any officers, directors or affiliated parties without the approval of its non-employee directors.

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

                                     PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.

(a)      Documents filed as part of this report:

              The Registrant is amending Item 14(a)3 of its Report on Form 10-K to add the following additional exhibits filed pursuant to Item 601 of Regulation S-K. Management contracts and compensatory plans, contracts and arrangements are indicated by "*".

Exhibit No.                                   Description
----------                                    -----------
10.26*                              Employment Agreement with Bruce Weitz.

10.27*                              Employment Agreement with Neal J. Fox.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on June 4, 2001.

                                                 TODAY'S MAN, INC.


                                                 By: /s/David Feld
                                                     ---------------------------
                                                     David Feld
                                                     Chairman of the Board