Form 10-Q
period 2001-05-05
TODAYS MAN INC
filed 2001-06-19
CIK 885546

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the quarterly period ended              May 5, 2001
                               -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended _______________________to ____________________


                           Commission File No.0-20234

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


27,040,725 common shares were outstanding as of June 15, 2001.

                                TODAY'S MAN INC.
                                ----------------

                                      INDEX
                                      -----

                                                                                                        PAGE
                                                                                                        ----

PART I.           FINANCIAL INFORMATION:

       Item 1.    Condensed Consolidated Financial Statements - Unaudited

       Consolidated Balance Sheets
                  May 5, 2001 and February 3, 2001.........................................................1

       Consolidated Statements of Operations
                  Thirteen weeks ended May 5, 2001 and April 29, 2000......................................2

       Consolidated Statements of Cash Flows
                  Thirteen weeks ended May 5, 2001 and April 29, 2000......................................3

                  Notes to Consolidated Financial Statements...............................................4

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................................5-7

       Item 3.    Quantitative and Qualitative Disclosures about Market Risks..............................8

PART II.          OTHER INFORMATION

       Item 1.    Legal Proceedings........................................................................9

       Item 2.    Changes in Securities and Use of Proceeds................................................9

       Item 3.    Defaults Upon Senior Securities..........................................................9

       Item 4.    Submission of Matters to a Vote of Security Holders......................................9

       Item 5.    Other Information........................................................................9

       Item 6.    Exhibits and Reports on Form 8-K.........................................................9

         Signatures.......................................................................................10

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         May 5,            February 3,
                                                                                          2001                 2001
                                                                                          ----             -----------
                                                                                      (Unaudited)

                                     ASSETS

Current assets:
      Cash                                                                             $   125,300            $    480,200
      Due from credit card companies and other receivables, net                          1,632,000               1,576,000
      Inventory                                                                         30,906,900              30,941,100
      Prepaid expenses and other current assets                                          1,216,200               1,024,700
      Prepaid inventory purchases                                                          776,300               1,589,300
                                                                                       -----------            ------------
         Total current assets                                                           34,656,700              35,611,300

Property and equipment, less accumulated depreciation and
      amortization                                                                      26,947,300              27,976,100
Rental deposits and other noncurrent assets                                              2,170,300               1,992,300
                                                                                       -----------            ------------
                                                                                       $63,774,300             $65,579,700
                                                                                       ===========            ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                 $ 10,476,600             $11,555,500
      Accrued expenses and other current liabilities                                      4,923,300               6,318,900
      Current maturities of capital lease obligations                                       224,100                 224,100
      Current portion of long term debt                                                           -               3,000,000
                                                                                       ------------            ------------
         Total current liabilities                                                       15,624,000              21,098,500

Capital lease obligations, less current maturities                                          610,200                 713,500
Deferred rent and other                                                                   5,464,700               2,684,800
Obligation under revolving credit facility                                               18,902,100              15,706,000
                                                                                       ------------           -------------
                                                                                         40,601,000              40,202,800
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued                           -                       -
Common stock, no par value, 100,000,000 shares authorized,
   27,040,725 shares issued and outstanding                                              48,513,700              48,513,700
Accumulated deficit                                                                     (25,340,400)            (23,136,800)
                                                                                       ------------           -------------
Total shareholders' equity                                                               23,173,300              25,376,900
                                                                                       ------------           -------------
                                                                                        $63,774,300             $65,579,700
                                                                                       ============           =============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   FOR THIRTEEN WEEKS ENDED
                                                                                  May 5,               April 29,
                                                                                  2001                   2000
                                                                                  ----                   ----

Net sales                                                                        $31,564,900            $41,071,400

Cost of goods sold                                                                18,722,000             25,157,200
                                                                                 -----------            -----------

       Gross profit                                                               12,842,900             15,914,200

Selling, general and administrative expenses (includes
       $3,987,600 in asset impairment charges and lease
       termination costs in fiscal 2000)                                          14,629,100             20,541,900
                                                                                 -----------            -----------

Loss from operations                                                              (1,786,200)            (4,627,700)

Interest expense and other income, net                                               417,400                605,700
                                                                                 -----------            -----------

       Loss before income taxes                                                   (2,203,600)            (5,233,400)

Provision for income taxes                                                                 -                      -
                                                                                 -----------            -----------

Net loss                                                                         $(2,203,600)           $(5,233,400)
                                                                                 ===========            ===========

Loss per share - basic and diluted                                               $     (0.08)           $     (0.19)
                                                                                 ===========            ===========

Weighted average shares outstanding - basic and diluted                           27,040,725             27,040,725
                                                                                 ===========            ===========

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              FOR THIRTEEN WEEKS ENDED
                                                                                         May 5, 2001              April 29, 2000
                                                                                         -----------              --------------
Operating activities
     Net loss                                                                              $ (2,203,600)            $ (5,233,400)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                        1,179,000                1,021,600
         Reserve for asset impairment charges                                                         -                2,216,500
         Deferred rent and other                                                               (220,100)                 (54,800)
     Changes in operating assets and liabilities:
         Increase in receivables                                                                (56,000)                (923,800)
         Decrease in inventory                                                                   34,200                1,906,600
         Decrease in prepaid expenses and other current assets and
             prepaid inventory purchases                                                        621,500                  747,300
         Increase in rental deposits and other non current assets                              (178,000)                (405,000)
         Decrease in payables and accrued expenses                                           (2,474,500)                (457,100)
                                                                                           ------------             ------------
     Total adjustments                                                                       (1,093,900)               4,051,300
                                                                                           ------------             -------------

Net cash used in operating activities                                                        (3,297,500)              (1,182,100)

Cash flow used in investing activities:
     Capital expenditures                                                                      (150,200)                (342,200)
                                                                                           ------------            -------------
Net cash used in investing activities                                                          (150,200)                (342,200)

Cash flow provided by financing activities:
     Repayment of capital leases                                                               (103,300)                (255,200)
     Borrowings under revolving credit facility                                              33,075,000               40,498,000
     Repayments of revolving credit facility                                                (32,878,900)             (38,384,600)
     Advances from landlord                                                                   3,000,000                        -
                                                                                           ------------            -------------
Net cash provided by financing activities                                                     3,092,800                1,858,200

Net (decrease) increase in cash                                                                (354,900)                 333,900
Cash at beginning of period                                                                     480,200                  392,700
                                                                                           ------------            -------------
Cash at end of period                                                                      $    125,300             $    726,600
                                                                                           ============            =============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis of Financial Statement Presentation
       The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals and the asset write-offs and lease termination costs disclosed in Note
3) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's sales, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending February 2, 2002. For further information, refer to the consolidated financial statements and footnotes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.


2.     Use of Estimates
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3.     Store Closings
       During the thirteen weeks ended April 29, 2000, the Company recorded store closing and other unusual charges of $3,987,600 to cover estimated lease terminations costs and asset impairment charges primarily related to store closings. At May 5, 2001, $1,601,300 of these charges, including charges incurred in fiscal 2000 subsequent to the first quarter of fiscal 2000, have not been paid and are reported in accrued expenses and other current liabilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Considerations
       In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended February 3, 2001, a copy of which can be obtained, without charge except for exhibits to the Report, upon written request to Mr. Frank E. Johnson, Executive Vice President and Chief Financial Officer, Today's Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.


Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
       Certain statements in this Form 10-Q which are not historical facts, including, without limitation, statements as to the Company's plans for fiscal 2001, or as to management's beliefs, expectations, or opinions, are forward looking statements that involve risks and uncertainties and are subject to change at any time. Certain factors, including, without limitation the risk that the assumptions upon which the forward-looking statements are based ultimately may prove incorrect, risks relating to the Company's growth strategy, small store base and geographic concentration, the declining unit sales of men's tailored clothing, seasonality and global economic conditions, and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. See "Investment Considerations" above, for instructions on how to receive a copy of the Company's Annual Report.

RESULTS OF OPERATIONS:
----------------------
       The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen week periods ended May 5, 2001 and April 29, 2000, respectively.

                                                               PERCENTAGE OF NET SALES
                                                                THIRTEEN WEEKS ENDED
                                                                May 5,       April 29,
                                                                 2001           2000
                                                             ----------------------------
Net sales                                                        100.0%         100.0%
Cost of goods sold                                                59.3           61.3
                                                             ----------------------------
     Gross profit                                                 40.7           38.7
Selling, general and administrative expenses                      46.4           50.0
                                                             ----------------------------
     Loss from operations                                         (5.7)         (11.3)
     Interest expense and other income, net                        1.3            1.5
                                                             ----------------------------
Loss before income taxes                                          (7.0)         (12.8)
Income taxes                                                      (0.0)          (0.0)
                                                             ----------------------------
     Net loss                                                     (7.0%)        (12.8%)
                                                             ============================

THIRTEEN WEEKS ENDED MAY 5, 2001 AND APRIL 29, 2000:
----------------------------------------------------
NET SALES. Net sales decreased $9,506,500 or 23.1% in the first quarter of fiscal 2001 compared to the year ago period. Comparative store sales decreased 18.9%. The decrease in sales was due to a decline in foot traffic and hence a decline in sales. There were 25 and 29 superstores in operation at May 5, 2001 and April 29, 2000, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

GROSS PROFIT. Gross profit as a percentage of net sales increased to 40.7% for the first quarter of fiscal 2001 compared to 38.7% in the first quarter of fiscal 2000. The increase in the gross profit percentage was a result of the Company's strategy of higher initial mark-ups on its inventory purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $5,912,800 or 28.8% in the first quarter of fiscal 2001, and decreased as a percentage of sales to 46.4% from 50.0% in the first quarter of fiscal 2000. The first quarter of fiscal 2000 included $3,987,600 in asset impairment charges and lease termination costs for underperforming stores closed in fiscal 2000. Store payroll, rent and occupancy and credit card expenses decreased $1,540,200 in the first quarter of fiscal 2001 as a result of operating 25 stores in the first quarter of fiscal 2001 versus 29 stores in the first quarter of fiscal 2000.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $188,300 from the first quarter of fiscal 2000. The decrease in interest expense was attributable to the decreased amount of average borrowings incurred as well as the decrease in the interest rate charged under the Company's Amended Loan and Security Agreement with Mellon Bank. The Company had average borrowings under its revolving credit facility of $18,179,000 during the quarter ended May 5, 2001 as compared to average borrowings of $24,243,700 under its revolving credit facility during the quarter ended April 29, 2000. The interest rate in effect was 8.625% as of May 5, 2001 as compared to 9.750% as of April 29, 2000. As a result of revolving credit borrowings, the Company recorded interest expense of $417,400 during the quarter ended May 5, 2001.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. At May 5, 2001, the Company had working capital of $19,032,700 as compared with $14,512,800 at February 3, 2001.

       On December 4, 1998, the Company entered into a Loan and Security Agreement with Mellon Bank, N.A., ("Mellon") individually and as agent. Proceeds from this loan were used to refinance the Company's previous revolving credit facility and term loan with Foothill Capital Corporation. The Loan and Security Agreement, as amended, provides for a $28.0 million revolving credit facility with a $15.0 million sublimit for letters of credit. The facility bears interest at 1.125% per annum above Mellon's prime rate and expires on August 31, 2002. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves. The amended agreement provides for an over-advance facility. The agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth, maximum net loss per month and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. The Company granted Mellon Bank a lien on its tangible and intangible assets to secure this facility. Additionally, Mr. David Feld, Chairman of the Board and principal shareholder of the Company, provided additional collateral to secure the credit facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

       On February 28, 2001, the Company and Mellon Bank entered into Amendment 8 to the revolving credit facility. The amended Agreement recast all of the Company's financial covenants as of and for the year ended February 3, 2001 and for the remaining term of the loan agreement. The Company was in compliance with all covenants under the amended Agreement as of May 5, 2001. The permitted out-of-formula advances may not exceed $2,000,000 from February 28, 2001 to May 15, 2001. The over-advance facility is then reduced to $1,250,000 on May 16, 2001, $0 on June 16, 2001, increases to $2,000,000 on August 5, 2001, reduces to $1,500,000 on November 4, 2001, $1,000,000 on December 1, 2001, $500,000 on
December 21, 2001 and expires on December 30, 2001. The amendment also changed the interest charged on the facility to 1.125% per annum above Mellon's prime rate from 0.75%. (Mellon Bank's prime rate was 7.5% at May 5, 2001).

       Subsequent to the first quarter of fiscal 2001, the Company and Mellon Bank entered into Amendment 9 to the revolving credit facility. The amendment recasts certain of the Company's financial covenants and extends the term of the loan to August 31, 2002 from March 14, 2002. The permitted out-of-formula advances may not exceed $2,000,000 from February 28, 2001 to May 15, 2001. The overadvance facility is then reduced to $1,250,000 on May 16, 2001, $0 on June 16, 2001, increases to $2,000,000 on July 16, 2001, reduces to $1,500,000 on
December 1, 2001, $1,000,000 on December 15, 2001, $500,000 on December 21,
2001, and expires on December 30, 2001. The Company must pay a termination fee of $1,050,000 if the facility is terminated after March 15, 2001 but on or before August 31, 2002.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

       The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the quarter ended May 5, 2001, and it fluctuates with the lending bank's prime rate. The change in interest expense of the Company's bank revolving credit facility resulting from a hypothetical 2% increase in interest rates would not be material.

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



                                       TODAY'S MAN, INC.
                                          (Registrant)


Date: June 19, 2001                    /s/David Feld
                                       -------------------------------------
                                       David Feld
                                       Chairman of the Board



Date: June 19, 2001                    /s/Bruce Weitz
                                       -------------------------------------
                                       Bruce Weitz
                                       President and Chief Executive Officer



Date: June 19, 2001                    /s/Frank E. Johnson
                                       -------------------------------------
                                       Frank E. Johnson
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer
                                       Principal Financial Officer

Date: June 19, 2001                    /s/Barry S. Pine
                                       -------------------------------------
                                       Barry S. Pine
                                       Vice President and Controller
                                       Principal Accounting Officer