Form 10-Q
period 2001-08-04
TODAYS MAN INC
filed 2001-09-18
CIK 885546

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                August 4, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______________________ to ______________________


            ---------------------------------------------------------

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


       27,040,725 common shares were outstanding as of September 12, 2001.

                                TODAY'S MAN INC.
                                ----------------

                                      INDEX
                                      -----

                                                                                                        PAGE
                                                                                                        ----
PART I.           FINANCIAL INFORMATION:

       Item 1.    Condensed Consolidated Financial Statements - Unaudited

       Consolidated Balance Sheets
                  August 4, 2001 and February 3, 2001......................................................1

       Consolidated Statements of Operations
                  Thirteen weeks ended August 4, 2001 and July 29, 2000....................................2

       Consolidated Statements of Operations
                  Twenty-six weeks ended August 4, 2001 and July 29, 2000..................................3

       Consolidated Statements of Cash Flows
                  Twenty-six weeks ended August 4, 2001 and July 29, 2000..................................4

                  Notes to Consolidated Financial Statements...............................................5

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................................6-9

       Item 3.    Quantitative and Qualitative Disclosures about Market Risks..............................9

PART II.          OTHER INFORMATION

       Item 1.    Legal Proceedings.......................................................................10

       Item 2.    Changes in Securities and Use of Proceeds...............................................10

       Item 3.    Defaults Upon Senior Securities.........................................................10

       Item 4.    Submission of Matters to a Vote of Shareholders.........................................10

       Item 5.    Exhibits and Reports on Form 8-K........................................................10

         Signatures.......................................................................................11

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     August 4, 2001        February 3, 2001
                                                                                     --------------        ----------------
                                                                                      (Unaudited)
                                     ASSETS

Current assets:
      Cash                                                                             $    125,800            $    480,200
      Due from credit card companies and other receivables, net                           1,053,000               1,576,000
      Inventory                                                                          27,744,700              30,941,100
      Prepaid expenses and other current assets                                             781,700               1,024,700
      Prepaid inventory purchases                                                           758,300               1,589,300
                                                                                       ------------            ------------
         Total current assets                                                            30,463,500              35,611,300

Property and equipment, less accumulated depreciation and amortization                   25,623,000              27,976,100
Rental deposits and other noncurrent assets                                               2,504,400               1,992,300
                                                                                       ------------            ------------
                                                                                       $ 58,590,900            $ 65,579,700
                                                                                       ============            ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                 $  9,696,800            $ 11,555,500
      Accrued expenses and other current liabilities                                      5,494,600               6,318,900
      Current maturities of capital lease obligations                                       224,100                 224,100
      Current portion of long term debt                                                           -               3,000,000
                                                                                       ------------            ------------
         Total current liabilities                                                       15,415,500              21,098,500


Capital lease obligations, less current maturities                                          527,200                 713,500
Deferred rent and other                                                                   5,592,900               2,684,800
Obligation under revolving credit facility                                               16,642,000              15,706,000
                                                                                       ------------            ------------
                                                                                         38,177,600              40,202,800

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued                           -                       -
Common stock, no par value, 100,000,000 shares authorized,
      27,040,725 shares issued and outstanding                                           48,513,700              48,513,700
Accumulated deficit                                                                     (28,100,400)            (23,136,800)
                                                                                       ------------            ------------
Total shareholders' equity                                                               20,413,300              25,376,900
                                                                                       ------------            ------------
                                                                                       $ 58,590,900            $ 65,579,700
                                                                                       ============            ============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       FOR THIRTEEN WEEKS ENDED
                                                                               August 4, 2001            July 29, 2000
                                                                               --------------            -------------
Net sales                                                                      $   34,916,500            $  41,617,300

Cost of goods sold                                                                 20,790,900               26,390,600
                                                                               --------------            -------------

       Gross profit                                                                14,125,600               15,226,700

Selling, general and administrative expenses                                       16,531,300               17,033,800
                                                                               --------------            -------------

Loss from operations                                                               (2,405,700)              (1,807,100)

Interest expense and other income, net                                                354,300                  626,000
                                                                               --------------            -------------

       Loss before income taxes                                                    (2,760,000)              (2,433,100)

Income tax benefit                                                                      -                        -
                                                                               --------------            -------------

Net loss                                                                       $   (2,760,000)           $  (2,433,100)
                                                                               ==============            =============

Loss per share - basic and diluted                                             $        (0.10)           $       (0.09)

Weighted average shares outstanding - basic and diluted                            27,040,725               27,040,725
                                                                               ==============            =============



                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  FOR TWENTY-SIX WEEKS ENDED
                                                                                August 4, 2001    July 29, 2000
                                                                                --------------    -------------
Net sales                                                                       $  66,481,400     $  82,688,700

Cost of goods sold                                                                 39,512,900        51,547,800
                                                                                --------------    -------------

       Gross profit                                                                 26,968,500       31,140,900

Selling, general and administrative expenses(includes $3,987,600
        in store closing and other unusual charges in fiscal 2000)                  31,160,400       37,575,700
                                                                                --------------    -------------

Loss from operations                                                                (4,191,900)      (6,434,800)

Interest expense and other income, net                                                 771,700        1,231,700
                                                                                --------------    -------------

       Loss before income taxes                                                     (4,963,600)      (7,666,500)

Income tax benefit                                                                           -               -
                                                                                --------------    -------------

Net loss                                                                        $   (4,963,600)   $  (7,666,500)
                                                                                ==============    =============

Loss per share - basic and diluted                                              $        (0.18)   $       (0.28)
                                                                                ==============    =============

Weighted average shares outstanding - basic and diluted                             27,040,725       27,040,725





                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               FOR TWENTY-SIX WEEKS ENDED
                                                                                         August 4, 2001         July 29, 2000
                                                                                         --------------         -------------
Operating activities
     Net loss                                                                            $   (4,963,600)        $  (7,666,500)
     Adjustments to reconcile net loss to cash (used in) provided by operating activities:
         Depreciation and amortization                                                        2,574,900             2,043,200
         Reserve for asset impairment charges and lease termination costs                             -             3,987,600
         Deferred credits                                                                       (91,900)             (437,700)
         Reserve of loans to shareholders                                                             -               228,400
     Changes in operating assets and liabilities:
         Decrease (increase) in receivables                                                     523,000              (258,400)
         Decrease in inventory                                                                3,196,400             4,724,700
         Decrease in prepaid expenses and other current assets and
             prepaid inventory purchases                                                      1,074,000             1,091,100
         Increase in rental deposits and other non current assets                              (512,100)             (698,500)
         Decrease in accounts payable, accrued expenses, and
              other liabilities                                                              (2,683,000)           (2,878,200)
                                                                                         --------------         -------------
     Total adjustments                                                                        4,081,300            (7,802,200)
                                                                                         --------------         -------------

Net cash  (used in) provided by operating activities                                           (882,300)              135,700

Cash flow used in investing activities:
     Capital expenditures                                                                      (221,800)             (391,900)
                                                                                         --------------         -------------
Net cash used in investing activities                                                          (221,800)             (391,900)

Cash flow provided by (used in) financing activities:
     Repayments on capital lease obligations                                                   (186,300)             (352,900)
     Borrowings under revolving credit facility                                              64,544,000            78,309,500
     Repayments of revolving credit facility                                                (66,608,000)          (77,966,900)
     Advances from landlord                                                                   3,000,000                     -
                                                                                         --------------         -------------
Net cash provided by (used in) financing activities                                             749,700               (10,300)

Net decrease in cash and cash equivalents                                                      (354,400)             (266,500)
Cash and cash equivalents at beginning of period                                                480,200               392,700
                                                                                         --------------         -------------
Cash and cash equivalents at end of period                                               $      125,800         $     126,200
                                                                                         ==============         =============


                             See accompanying notes.

                                TODAY'S MAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis of Financial Statement Presentation
       The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals and the store closing and other unusual charges disclosed in Note 3) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's sales, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending February 2, 2002. For further information, refer to the consolidated financial statements and footnotes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.


2.     Use of Estimates
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Store Closings
       During the thirteen weeks ended April 29, 2000, the Company recorded store closing and other unusual charges of $3,987,600 to cover estimated lease terminations costs and asset impairment charges primarily related to store closings. As of August 4, 2001, $981,300 of these charges, have not been paid and are reported in accrued expenses and other current liabilities.

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

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

       Certain statements in this Form 10-Q which are not historical facts, including, without limitation, statements as to the Company's plans for 2001 or as to management's beliefs, expectations, or opinions, are forward looking statements that involve risks and uncertainties and are subject to change at any time. Certain factors, including, without limitation the risk that the assumptions upon which the forward-looking statements are based ultimately may prove incorrect, risks relating to the Company's growth strategy, small store base and geographic concentration, the declining unit sales of men's tailored clothing, seasonality and global economic conditions, and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. See "Investment Considerations" above, for instructions on how to receive a copy of the Company's Annual Report.


RESULTS OF OPERATIONS:
----------------------
       The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000, respectively.

                                                                                  PERCENTAGE OF NET SALES
                                                                   THIRTEEN WEEKS                   TWENTY-SIX WEEKS
                                                                        ENDED                             ENDED
                                                              August 4,         July 29,        August 4,         July 29,
                                                                2001              2000             2001             2000
                                                           ---------------------------------  --------------------------------
Net sales                                                      100.0%            100.0%           100.0%           100.0%
Cost of goods sold                                              59.5              63.4             59.4             62.3
                                                           ---------------------------------  --------------------------------
     Gross profit                                               40.5              36.6             40.6             37.7
Selling, general and administrative expenses                    47.4              40.9             46.9             45.4
                                                           ---------------------------------  --------------------------------
     Loss from operations                                       (6.9)             (4.3)            (6.3)            (7.7)
     Interest expense and other income, net                      1.0               1.5              1.2              1.5
                                                           ---------------------------------  --------------------------------
Loss before income taxes                                        (7.9)             (5.8)            (7.5)            (9.2)
Income taxes                                                     0.0               0.0              0.0              0.0
                                                           --------------------------------  ---------------------------------
     Net loss                                                   (7.9)%            (5.8)%           (7.5)%           (9.2)%
                                                           =================================  ================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THIRTEEN WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000:
------------------------------------------------------
       NET SALES. Net sales decreased $6,700,800 or 16.1% in the second quarter of fiscal 2001 compared to the year ago period. Comparative store sales decreased 9.4%. The decrease in net sales was a result of decline in foot traffic the Company has experienced. There were 25 and 28 superstores in operation at August 4, 2001 and July 29, 2000, respectively.

       GROSS PROFIT. Gross profit as a percentage of net sales increased to 40.5% for the second quarter of fiscal 2001 compared to 36.6% for second quarter of fiscal 2000. The increase in gross profit percentage was a result of the Company's strategy of higher initial mark-ups to accommodate pre-planned markdowns.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $502,500 or 3.0% in the second quarter of fiscal 2001, and increased as a percentage of sales to 47.4% from 40.9% in the second quarter of fiscal 2000. This dollar decrease is primarily attributable to a reduction in store payroll and credit card expenses as a result of operating 25 stores in the second quarter of fiscal 2001 versus 28 stores in the second quarter of fiscal 2000.

       INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $271,700 from the second quarter of fiscal 2000. The decrease in interest expense was attributable to the decreased amount of average borrowings incurred as well as the decrease in the interest rate charged under the Company's Amended Loan and Security Agreement with LaSalle Bank, N.A. (successor to Mellon Bank). The Company had average borrowings under its revolving credit facility of $16,180,500 during the second quarter of fiscal 2001 as compared to average borrowings of $21,545,800 under its revolving credit facility during the second quarter of fiscal 2000. The interest rate in effect was 7.88% as of August 4, 2001 as compared to 10.25% as of July 29, 2000. As a result of revolving credit borrowings, the Company recorded interest expense of $354,300 during the second quarter of fiscal 2001 as compared to $626,000 during the second quarter of fiscal 2000.


TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000:
--------------------------------------------------------
       NET SALES. Net sales decreased $16,207,300 or 19.6% for the first six months of fiscal 2001 compared to the year ago period. Comparative store sales decreased 13.4%. The decrease in net sales was a result of the decline in foot traffic the Company has experienced. There were 25 and 28 superstores in operation at August 4, 2001 and July 29, 2000, respectively.

       GROSS PROFIT. Gross profit as a percentage of net sales increased to 40.6% for the first six months of 2001 compared to 37.7% for the first six months 2000. The increase in the gross profit percentage was a result of the Company's strategy of higher initial mark-ups to accommodate pre-planned markdowns.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $6,415,300 or 17.1% in the first six months of fiscal 2001, and increased as a percentage of sales to 46.9% from 45.4% in the comparable period of fiscal 2000. The sixth month period ended July 29, 2000 included $3,987,600 in store closing and other unusual charges for underperforming stores closed in fiscal 2000. Store payroll, rent and occupancy, and credit card expenses decreased $2,114,300 in the six month period ended August 4, 2001 as a result of operating 25 stores in the six month period ended August 4, 2001 versus 28 stores in the six month period ended July 29, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


       INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $460,000 from the first six months of fiscal 2000. The decrease in interest expense is attributable to the decreased amount of average borrowings incurred as well as the decrease in the interest rate charged under the Company's Amended Loan and Security Agreement with LaSalle Bank, N.A. (successor to Mellon Bank). The Company had average borrowings of $17,187,600 under its revolving credit facility during the six month period ended August 4, 2001 as compared to average borrowings of $22,905,400 for the six month period ended July 29, 2000. As a result of revolving credit borrowings the Company recorded interest expense of $771,700 for the six month period ended August 4, 2001 and $1,231,700 for the six month period ended August 4, 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
       The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. At August 4, 2001, the Company had working capital of $15,048,000 as compared with $14,512,800 at February 3, 2001.

       On December 4, 1998, the Company entered into a Loan and Security Agreement with LaSalle Bank, N.A. (successor to Mellon Bank, N.A.), individually and as agent. The Loan and Security Agreement, as amended, provides for a $28.0 million revolving credit facility with a $15.0 million sublimit for letters of credit. The facility bears interest at 1.125% per annum above LaSalle's prime rate and expires on August 31, 2002. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves. The amended agreement provides for an over-advance facility. The agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth, maximum net loss per month and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. The Company granted LaSalle Bank a lien on its tangible and intangible assets to secure this facility. Additionally, Mr. David Feld, Chairman of the Board and principal shareholder of the Company, provided additional collateral to secure the credit facility.

       On June 14, 2001, the Company and LaSalle Bank entered into Amendment 9 to the revolving credit facility. The amendment recasts certain of the Company's financial covenants and extends the term of the loan to August 31, 2002 from March 14, 2002. The permitted out-of-formula advances may not exceed $2,000,000 from February 28, 2001 to May 15, 2001. The overadvance facility is then reduced to $1,250,000 on May 16, 2001, $0 on June 16, 2001, increases to $2,000,000 on
July 16, 2001, reduces to $1,500,000 on December 1, 2001, $1,000,000 on December
15, 2001, $500,000 on December 21, 2001, and expires on December 30, 2001. The Company must pay a termination fee of $1,050,000 if the facility is terminated after March 15, 2001 but on or before August 31, 2002.

       In January 2001, the Company retained investment banker Berwind Financial, L.P. to explore opportunities for raising additional capital and enhancing shareholder value.

       In fiscal 2000, the Company closed four under-performing stores. The Company also closed its e-commerce website, Todaysman.com. The closing of the four stores and e-commerce website resulted in a charge to operations in fiscal 2000 of approximately $6.3 million for the write-off of furniture and fixtures and the accrual of lease termination costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


       The Company has been substantially dependent upon borrowings under its credit facility to finance it operations and received an amended credit facility from LaSalle, which allows the Company additional liquidity through an over-advance facility until December 30, 2001 as discussed above. Additionally, the Company is in the process of implementing a plan to reverse the trend of losses noted above. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2001, include the execution of the amended credit facility, a layoff of non-operating personnel in January 2001, the closing of four under-performing stores in fiscal 2000 and the closing of the e-commerce website.

       Management believes the Company's cash requirements in 2001 will be generated by operations and borrowings under the Company's credit facility. Management also believes that the actions initiated and its 2001 plans will result in the successful funding of its working capital and cash requirements while enabling the Company to meet its financial covenants under its credit facility.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------
       The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the quarter ended August 4, 2001, and it fluctuates with the lending bank's prime rate. The change in interest expense of the Company's bank revolving credit facility resulting from a hypothetical 2% increase in interest rates would not be material.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------
           None - not applicable

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------
           None - not applicable


Item 3.    Defaults Upon Senior Securities
           -------------------------------
           None - not applicable

Item 4.    Submission of Matters to a Vote of Shareholders
           -----------------------------------------------
         The Annual Meeting of Shareholders of the Company was held on July 27, 2001. At the Annual Meeting, the shareholders elected David Feld and Neal J. Fox for a term of four years as described below:

                   Name                For                Withheld Authority
                   ----                ---                ------------------
                David Feld          23,450,340                 257,373
                Neal J. Fox         23,517,430                 190,283

         In addition, the terms of the following directors continued after the Annual Meeting:
                                Bruce Weitz
                                Larry Feld
                                Verna Gibson
                                Eli Katz
                                Leonard Wasserman

Item 5.    Exhibits and Reports on Form 8-K
           --------------------------------
           Exhibits

           10.26 Ninth Amendment to Loan and Security Agreement with LaSalle Bank, N.A. (successor to Mellon Bank, N.A.)

           Reports on Form 8-K

           None - not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TODAY'S MAN, INC.
                                                       (Registrant)



Date: September 18, 2001                          /s/David Feld
                                                  ------------------------------
                                                  David Feld
                                                  Chairman of the Board



Date: September 18, 2001                          /s/Bruce Weitz
                                                  ------------------------------
                                                  Bruce Weitz
                                                  President and
                                                  Chief Executive Officer



Date: September 18, 2001                          /s/Frank E. Johnson
                                                  ------------------------------
                                                  Frank E. Johnson
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer
                                                  Principal Financial Officer


Date: September 18, 2001                          /s/Barry S. Pine
                                                  ------------------------------
                                                  Barry S. Pine
                                                  Vice President and Controller
                                                  Principal Accounting Officer