Form 10-Q
period 2001-11-03
TODAYS MAN INC
filed 2001-12-18
CIK 885546

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[  X  ]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the quarterly period ended            November 3, 2001
                               ----------------------------------

                                       OR

[     ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended _______________________to________________________

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

27,040,725 common shares were outstanding as of December 12, 2001.

                                TODAY'S MAN INC.

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.           FINANCIAL INFORMATION:

       Item 1.    Condensed Consolidated Financial Statements - Unaudited

       Consolidated Balance Sheets
                  November 3, 2001 and February 3, 2001....................................................1

       Consolidated Statements of Operations
                  Thirteen weeks ended November 3, 2001 and October 28, 2000...............................2

       Consolidated Statements of Operations
                  Thirty-nine weeks ended November 3, 2001 and October 28, 2000............................3

       Consolidated Statements of Cash Flows
                  Thirty-nine weeks ended November 3, 2001 and October 28, 2000............................4

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

       Item 3.    Defaults Upon Senior Securities.........................................................12

       Item 4.    Submission of Matters to a Vote of Security Holders.....................................12

       Item 5.    Exhibits and Reports on Form 8-K........................................................12

         Signatures.......................................................................................13

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       November 3,           February 3,
                                                                                           2001                  2001
                                                                                       -----------           -----------
                                                                                       (Unaudited)

                                     ASSETS

Current assets:
      Cash                                                                         $       141,300        $        480,200
      Due from credit card companies and other receivables, net                          1,495,100               1,576,000
      Inventory                                                                         33,355,600              30,941,100
      Prepaid expenses and other current assets                                          2,418,000               1,024,700
      Prepaid inventory purchases                                                          969,200               1,589,300
                                                                                   ---------------        ----------------
         Total current assets                                                           38,379,200              35,611,300

Property and equipment, less accumulated depreciation and
      amortization                                                                 $    24,268,000        $     27,976,100
Rental deposits and other noncurrent assets                                              2,536,000               1,992,300
                                                                                   ---------------        ----------------
                                                                                   $    65,183,200        $     65,579,700
                                                                                   ===============        ================
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                             $    16,577,600        $     11,555,500
      Accrued expenses and other current liabilities                                     2,145,600               6,318,900
      Current maturities of capital lease obligations                                      224,100                 224,100
      Current portion of long term debt                                                          -               3,000,000
                                                                                   ---------------        ----------------
         Total current liabilities                                                      18,947,300              21,098,500

Capital lease obligations, less current maturities                                         451,200                 713,500
Deferred rent and other                                                                  5,639,000               2,684,800
Obligations under revolving credit facility                                             22,399,600              15,706,000
                                                                                   ---------------        ----------------
                                                                                        47,437,100              40,202,800

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued                          -                       -
Common stock, no par value, 100,000,000 shares authorized,
      27,040,725 shares issued and outstanding                                          48,513,700              48,513,700
Accumulated deficit                                                                    (30,767,600)            (23,136,800)
                                                                                   ---------------        ----------------
Total shareholders' equity                                                              17,746,100              25,376,900
                                                                                   ---------------        ----------------
                                                                                   $    65,183,200        $     65,579,700
                                                                                   ===============        ================

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   FOR THIRTEEN WEEKS ENDED
                                                                               November 3,           October 28,
                                                                                   2001                  2000
                                                                               -----------           -----------
Net sales                                                                   $     25,908,400      $     38,227,200

Cost of goods sold                                                                14,567,900            22,957,000
                                                                            ----------------      ----------------
       Gross profit                                                               11,340,500            15,270,200

Selling, general and administrative expenses (includes $465,700
       in store closing and other unusual charges in fiscal 2001)                 13,633,700            16,967,800
                                                                            ----------------      ----------------
Loss from operations                                                              (2,293,200)           (1,697,600)

Interest expense and other income, net                                               374,000               671,000
                                                                            ----------------      ----------------
       Loss before income taxes                                                   (2,667,200)           (2,368,600)

Income tax benefit                                                                         -                     -
                                                                            ----------------      ----------------
Net loss                                                                    $     (2,667,200)     $     (2,368,600)
                                                                            ================      ================
Loss per share - basic and diluted                                          $          (0.10)     $          (0.09)
                                                                            ================      ================
Weighted average shares outstanding - basic and diluted                           27,040,725            27,040,725




                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  FOR THIRTY-NINE WEEKS ENDED
                                                                                November 3,            October 28,
                                                                                   2001                    2000
                                                                                -----------            -----------
Net sales                                                                    $    92,389,800       $    120,915,900

Cost of goods sold                                                                54,080,800             74,504,800
                                                                             ---------------       ----------------
       Gross profit                                                               38,309,000             46,411,100

Selling, general and administrative expenses (includes
       $465,700 and $3,987,600 in store closing and other
       unusual charges in fiscal 2001 and fiscal 2000
       respectively)                                                              44,794,100             54,543,500
                                                                             ---------------       ----------------
Loss from operations                                                              (6,485,100)            (8,132,400)

Interest expense and other income, net                                             1,145,700              1,902,700
                                                                             ---------------       ----------------
       Loss before income taxes                                                   (7,630,800)           (10,035,100)

Income tax benefit                                                                         -                      -
                                                                             ---------------       ----------------
Net loss                                                                     $    (7,630,800)      $    (10,035,100)
                                                                             ===============       ================
Loss per share - basic and diluted                                           $         (0.28)      $          (0.37)
                                                                             ===============       ================
Weighted average shares outstanding - basic and diluted                           27,040,725             27,040,725



                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              FOR THIRTY-NINE WEEKS ENDED
                                                                                          November 3,             October 28,
                                                                                              2001                    2000
                                                                                          -----------             -----------
Operating activities
     Net loss                                                                          $    (7,630,800)         $   (10,035,100)
         Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                       3,949,800                3,048,500
         Reserve for store closing and other unusual charges                                   465,700                3,987,600
         Deferred credits                                                                      (45,800)                (526,600)
         Reserve of loans to shareholders                                                            -                  228,400
     Changes in operating assets and liabilities:
         Decrease (increase) in receivables                                                     80,900                 (116,900)
         (Increase) decrease in inventory                                                   (2,414,500)               1,221,500
         (Increase) decrease in prepaid expenses and other current assets
             and prepaid inventory purchases                                                  (773,200)               1,234,300
         Increase in rental deposits and other non current assets                             (543,700)              (1,172,000)
         Increase (decrease) in accounts payables, accrued expenses,
             and other liabilities                                                             527,500               (1,136,000)
                                                                                       ---------------          ---------------
     Total adjustments                                                                       1,246,700                6,768,800
                                                                                       ---------------          ---------------
Net cash used in operating activities                                                       (6,384,100)              (3,266,300)

Cash flow used in investing activities:
     Capital expenditures                                                                     (386,100)                (805,400)
                                                                                       ---------------          ---------------
Net cash used in investing activities                                                         (386,100)                (805,400)

Cash flow provided by financing activities:
     Repayment of capital lease obligations                                                   (262,300)                (464,900)
     Borrowings under revolving credit facility                                             93,481,400              118,317,800
     Repayment of revolving credit facility                                                (89,787,800)            (114,039,300)
     Advances from landlord                                                                  3,000,000                        -
                                                                                       ---------------          ---------------
Net cash provided by financing activities                                                    6,431,300                3,813,600

Net decrease in cash                                                                          (338,900)                (258,100)
Cash at beginning of period                                                                    480,200                  392,700
                                                                                       ---------------          ---------------
Cash at end of period                                                                  $       141,300          $       134,600
                                                                                       ===============          ===============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis of Financial Statement Presentation
       The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals and the store closing and other unusual charges disclosed in Note 4) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's sales, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending February 2, 2002. For further information, refer to the consolidated financial statements and footnotes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.


2.     Use of Estimates
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Store Openings
       During the thirteen weeks ended November 3,2001, the Company opened a new 8,700 square foot retail store location in the Arundel Mills Mall in Hanover, Maryland with a lease term of three months. Subsequent to the third quarter of fiscal 2001, the Company opened an additional five retail stores in various shopping mall locations in its existing markets (see Note 5).

4.     Store Closings and Other Unusual Charges
       During the thirteen weeks ended November 3, 2001, the Company recorded store closing and other unusual charges of $465,700 to cover $321,300 in estimated lease termination costs and $144,400 in asset impairment charges primarily related to the closing of its Germantown, Maryland location in October, 2001. This location generated sales of $382,000 and $461,000 for the thirteen weeks ended November 3, 2001 and October 28, 2000, respectively and $1.3 million and $1.5 million in the thirty-nine weeks ended November 3, 2001 and October 28, 2000. During the thirteen weeks ended April 29, 2000, the Company recorded store closing and unusual charges of $3,987,600 to cover estimated lease termination costs and asset impairment charges primarily related to store closings. As of November 3, 2001, $548,200 of these fiscal 2000 charges have not been paid and are reported in accrued expenses and other current liabilities.

                                TODAY'S MAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
5.     Subsequent Events
       Subsequent to the third quarter of fiscal 2001 the Company opened five retail store locations in the following shopping mall locations: Franklin Mills Mall, Philadelphia, Pennsylvania; Hamilton Mall, Mays Landing, New Jersey; Lake Forest Mall, Gaithersburg, Maryland; Palisades Mall, West Nyack, New York and the Broadway Mall in Hicksville, New York. These stores have lease terms ranging from two to fifteen months and square footage ranging from 4,500 square feet to 9,100 square feet.

       Additionally, Mr. Neal Fox, Vice Chairman, Merchandising and Marketing , resigned effective November 30, 2001. Mr. Fox will continue to serve as a member of the Company's Board of Directors and has agreed to work as a consultant for the Company. The Company has promoted Mr. Les Schwartzberg to the position of Senior Vice President and General Merchandise Manager.

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


RESULTS OF OPERATIONS:
       The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen week and thirty-nine week periods ended November 3, 2001 and October 28, 2000, respectively.

                                                                          PERCENTAGE OF NET SALES
                                                                  THIRTEEN                     THIRTY-NINE
                                                                 WEEKS ENDED                   WEEKS ENDED
                                                           Nov. 3,        Oct. 28,        Nov. 3,        Oct. 28,
                                                             2001           2000            2001           2000
                                                         -----------------------------  ----------------------------
Net sales                                                    100.0%         100.0%          100.0%         100.0%
Cost of goods sold                                            56.2           60.0            58.5           61.6
                                                         -----------------------------  ----------------------------
     Gross profit                                             43.8           40.0            41.5           38.4
Selling, general and administrative expenses                  52.6           44.4            48.5           45.1
                                                         -----------------------------  ----------------------------
     Loss from operations                                     (8.8)          (4.4)           (7.0)          (6.7)
     Interest expense and other income, net                    1.4            1.8             1.2            1.6
                                                         -----------------------------  ----------------------------
Loss before income taxes                                     (10.2)          (6.2)           (8.2)          (8.3)
Income tax benefit                                             0.0            0.0             0.0            0.0
                                                         -----------------------------  ----------------------------
     Net loss                                                (10.2)%         (6.2)%          (8.2)%         (8.3)%
                                                         =============================  ============================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000:
NET SALES. Net sales decreased $12,318,800 or 32.2% in the third quarter of fiscal 2001 compared to the year ago period. Comparative store sales, based on 25 stores opened in both periods, decreased 26.4%. The decrease in net sales was a result of the decline in foot traffic the Company has experienced. There were 24 superstores and 1 mall location in operation at November 3, 2001 and 28 superstores in operation at October 28, 2000.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 43.8% for the third quarter of 2001 compared to 40.0% for the third quarter of 2000. The increase in the gross profit percentage was a result of the Company's strategy of higher initial mark-ups on its inventory purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $3,334,100 or 19.6% in the third quarter of fiscal 2001, and increased as a percentage of sales to 52.6% from 44.4% in the third quarter of fiscal 2000. The third quarter of fiscal 2001 included $465,700 in store closing and other unusual charges for an underperforming store closed in the third quarter of fiscal 2001. The dollar decrease was primarily due to a reduction in advertising expenses of $2,642,600.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $297,000 for the third quarter of fiscal 2001. The decrease in interest expense was attributable to the decreased amount of average borrowings outstanding ($18,764,000 in the third quarter of fiscal 2001 versus $22,368,200 in the third quarter of fiscal 2000), as well as the decrease in the interest rate charged (6.125% as of November 3, 2001 versus 10.25% as of October 28, 2000) under the Company's Amended Loan and Security Agreement with LaSalle Bank (successor to Mellon Bank). As a result of revolving credit borrowings, the Company recorded interest expense of $374,000 during the quarter ended November 3, 2001 as compared to $671,000 during the quarter ended October 28, 2000.

THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000:
NET SALES. Net sales decreased $28,526,100 or 23.6% for the first nine months of fiscal 2001 compared to the year ago period. Comparative store sales, based on 25 stores opened in both periods, decreased 17.6%. The decrease in net sales was a result of the decline in foot traffic the Company experienced. There were 24 superstores and 1 mall location in operation at November 3, 2001 and 28 superstores in operation at October 28, 2000.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 41.5% for the first nine months of 2001 compared to 38.4% for the first nine months of 2000. The increase in gross profit percentage was a result of the Company's strategy of higher initial mark-ups on its inventory purchases.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $9,749,400 or 17.9% in the first nine months of fiscal 2001, and increased as a percentage of sales to 48.5% from 45.1% in the third quarter of fiscal 2000. The nine month period ended November 3, 2001 included $465,700 in store closing and other unusual charges for an underperforming store closed in the third quarter of fiscal 2001 compared to $3,987,600 in store closing and other unusual charges incurred in the nine month period ended October 28, 2000 for underperforming stores closed in fiscal 2000. Store payroll, rent and occupancy and credit card expenses decreased $2,758,100 as a result of operating 25 stores in the nine month period ended November 3, 2001 versus 28 stores in the nine month period ended October 28, 2000. Advertising expenses decreased $1,841,600 from the prior year nine month period.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $757,000 from the first nine months of fiscal 2000. The decrease in interest expense is attributable to the decreased amount of average borrowings outstanding ($17,710,300 for the nine month period ended November 3, 2001 versus $22,727,200 for the nine month period ended October 28,
2000) as well as the decrease in the interest rate charged (6.125% as of November 3, 2001 versus 10.25% as of October 28, 2000) under the Company's Amended Loan and Security Agreement with LaSalle Bank (successor to Mellon
Bank). As a result of revolving credit borrowings, the Company recorded interest expense of $1,145,700 during the nine month period ended November 3, 2001 as compared to $1,902,700 during the nine month period ended October 28, 2000.


LIQUIDITY AND CAPITAL RESOURCES
       The Company's primary sources of working capital are cash flow from operations and borrowings under the revolving credit facility. At November 4, 2001, the Company had working capital of $19,431,900 as compared with $14,512,800 at February 3, 2001.

       The Company is party to a Loan and Security Agreement with LaSalle Bank, N.A. (successor to Mellon Bank, N.A.), individually and as agent. The Loan and Security Agreement, as amended, provides for a $28.0 million revolving credit facility with a $15.0 million sublimit for letters of credit. The facility bears interest at 1.125% per annum above LaSalle's prime rate and expires on February 3, 2003. The Company must pay a termination fee of $1,050,000 if the facility is terminated after March 15, 2001 but on or before February 3, 2003. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves. The amended agreement provides for an over-advance facility. The agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth, maximum net loss per month and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. The Company granted LaSalle Bank a lien on its tangible and intangible assets to secure this facility. Additionally, Mr. David Feld, Chairman of the Board and principal shareholder of the Company, provided additional collateral to secure the credit facility.

       On June 14, 2001, the Company and LaSalle Bank entered into the Ninth Amendment to the revolving credit facility. The amendment recasts certain of the Company's financial covenants and extended the term of the loan to August 31, 2002 from March 14, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


       On September 21, 2001, the Company and LaSalle Bank entered into the Tenth Amendment to the revolving credit facility. The amendment provides permitted out-of-formula advances may not exceed $4,000,000 from September 21, 2001 to December 14, 2001. The overadvance facility is then reduced to $2,000,000 on December 15, 2001 and expires on December 30, 2001. On December 31, 2001 the outstanding revolving credit facility usage (including the permitted out-of-formula advances) is reduced to $25,000,000 from $28,000,000.

       On December 14, 2001, the Company and LaSalle Bank entered into the Eleventh Amendment to the revolving credit facility. The amendment extends the term of the loan to February 3, 2003 and recasts certain of the Company's financial covenants required by the loan as discussed above.

       In fiscal 2000, the Company closed four under-performing stores. The Company also closed its e-commerce website, Todaysman.com. The closing of the four stores and e-commerce website resulted in a charge to operations in fiscal 2000 of approximately $6.3 million for the write-off of furniture and fixtures and the accrual of lease termination costs.

       In October 2001, the Company closed its Germantown, Maryland location. The closing resulted in a charge to operations in the third quarter of fiscal 2001 of approximately $465,700 for the write-off of $144,400 in furniture and fixtures and $321,300 for the accrual of lease termination costs. This location generated sales of $382,000 and $461,000 for the thirteen weeks ended November 3, 2001 and October 28, 2000, respectively, and $1.3 million and $1.5 million in the thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively.

       On October 11, 2001, the Company opened a new 8,700 square foot retail location in the Arundel Mills Mall in Hanover, Maryland with a lease term of three months. Subsequent to the third quarter of fiscal 2001 the Company opened five retail store locations in the following shopping mall locations: Franklin Mills Mall, Philadelphia, Pennsylvania; Hamilton Mall, Mays Landing, New Jersey; Lake Forest Mall, Gaithersburg, Maryland; Palisades Mall, West Nyack, New York and the Broadway Mall in Hicksville, New York. These stores have lease terms ranging from two to fifteen months and square footage ranging from 4,500 square feet to 9,100 square feet. The capital requirements associated with these store openings are considered immaterial.

       The Company has been substantially dependent upon borrowings under its credit facility to finance its operations including the over-advance facility which expires December 30, 2001 as discussed above. Additionally, the Company is in the process of implementing a plan to reverse the trend of losses noted above. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2002, include the execution of the amended credit facility, a layoff of non-operating personnel in January 2001, the closing of four under-performing stores in fiscal 2000, the closing of the e-commerce website, and the closing of the Germantown, Maryland location in fiscal 2001.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the quarter ended November 3, 2001, and it fluctuates with the lending bank's prime rate. The change in interest expense of the Company's bank revolving credit facility resulting from a hypothetical 2% increase in interest rates would not be material.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           None - not applicable

Item 2.    Changes in Securities and Use of Proceeds
           None - not applicable

Item 3.    Defaults Upon Senior Securities
           None - not applicable

Item 4.    Submission of Matters to a Vote of Shareholders
           None - not applicable

Item 5.    Exhibits and Reports on Form 8-K

           Exhibits
           10.27 Tenth Amendment to Loan and Security Agreement with LaSalle Bank, N.A. (successor to Mellon Bank, N.A.)

           10.28 Eleventh Amendment to Loan and Security Agreement with LaSalle Bank, N.A. (successor to Mellon Bank, N.A.)

           Reports on Form 8-K
           None - not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TODAY'S MAN, INC.
                                              (Registrant)



Date:    December 18, 2001            /s/David Feld
                                      -------------------------------------
                                      David Feld
                                      Chairman of the Board



Date:    December 18, 2001            /s/Bruce Weitz
                                      -------------------------------------
                                      Bruce Weitz
                                      President and Chief Executive Officer



Date:    December 18, 2001            /s/Frank E. Johnson
                                      -------------------------------------
                                      Frank E. Johnson
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer
                                      Principal Financial Officer


Date:    December 18, 2001            /s/David J. Brown
                                      -------------------------------------
                                      David J. Brown
                                      Vice President and Controller
                                      Principal Accounting Officer