Form 10-K
period 2002-02-02
TODAYS MAN INC
filed 2002-05-20
CIK 885546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
  (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended February 2, 2002 or

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


  Common Stock, no par value                              27,040,725
  --------------------------                              ----------
       (Title of Class)               (Number of Shares Outstanding as of April 22, 2002)


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

                                Yes [X]    No [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant is $2,969,569(1).

     Documents incorporated by reference are listed in the Exhibit Index.
--------------
(1) The aggregate dollar amount of the voting and non-voting common equity set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of shares of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $.17, the last reported sale price for the Company's Common Stock on April 22, 2002. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

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

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................21-23

                  Signatures.....................................................................................24

                  Index to Consolidated Financial Statements....................................................F-1

                                 --------------

     As used in this Report on Form 10-K, "fiscal 1991," "fiscal 1992," "fiscal 1993," "fiscal 1994," "fiscal 1995," "fiscal 1996," "fiscal 1997," "fiscal
1998," "fiscal 1999," "fiscal 2000," "fiscal 2001," and "fiscal 2002," refer to the Company's fiscal years ended or ending February 1, 1992, January 30, 1993, January 29, 1994, January 28, 1995, February 3, 1996, February 1, 1997, January 31, 1998, January 30, 1999, January 29, 2000, February 3, 2001, February 2,
2002, and February 1, 2003, respectively.

Today's Man(R) is a registered trademark of the Company.

                                     PART I

Item 1.  Business.

General

       Today's Man, Inc. is an operator of menswear retail stores specializing in tailored clothing, furnishings, sportswear and shoes. The Company operates a chain of 24 stores ranging in size from approximately 18,000 to 34,000 gross square feet and six new concept stores in regional shopping malls, ranging in size from approximately 4,500 to 9,100 gross square feet, in the Greater Philadelphia, Washington, D.C., Baltimore and New York markets. The Company seeks to be the leading menswear retailer in each of its markets by providing a broad and deep assortment of moderate-to-better, current-season, brand-name and private-label merchandise at everyday low prices which the Company believes represents the greatest value at a given price point. The Company provides these everyday low prices to its customers through economies provided by its large volumes of preplanned inventory purchases as well as purchasing quantities opportunistically in the market. The Company generated net sales of $289 per square foot of selling space in its stores in fiscal 2001.

       In the fourth quarter of fiscal 2001, the Company opened six new concept stores in the following shopping mall locations: Franklin Mills Mall, Philadelphia, Pennsylvania; Hamilton Mall, May's Landing, New Jersey; Arundel Mills Mall, Hanover, Maryland; Lake Forest Mall, Gaithersburg, Maryland; Palisades Mall, West Nyack, New York; and the Broadway Mall in Hicksville, New York. The new concept stores are of significantly less square footage than the traditional Today's Man superstores. The Company believes that these stores will generate greater traffic than its existing locations while requiring significantly less square footage and therefore less inventory investment. The six stores opened in fiscal 2001 have lease terms ranging from three to 15 months and square footage ranging from 4,500 square feet to 9,100 square feet.

       The Company closed its Germantown, Maryland store and its internet electronic commerce site in fiscal 2001.

       In November 2001, the Company promoted Mr. Les Schwartzberg to the position of Senior Vice President and General Merchandise Manager. He took over the responsibilities in the Merchandising Department, held previously by Mr. Neal Fox. In November 2001, Mr. Neal Fox, resigned as Vice Chairman, Merchandising and Marketing. Mr. Fox will continue to serve as a member of the Company's Board of Directors and has agreed to work as a consultant for the Company.

       The Company was incorporated in Pennsylvania in 1971 as Feld & Sons, Inc. and changed its name to Today's Man, Inc. in March 1992. The Company's executive and administrative offices are located at 835 Lancer Drive, Moorestown West Corporate Center, Moorestown, New Jersey 08057 and its telephone number is (856) 235-5656.

Investment Considerations

       The information contained in this Annual Report on Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and regulations thereunder), including without limitation, statements as to the Company's plans for fiscal 2002 and beyond, trends or management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed below and elsewhere in this Annual Report on Form 10-K. In addition to the other information contained in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating an investment in the Company's Common Stock.

Company Performance and  its Lending Institution Relationship

Since the Company emerged from bankruptcy on December 31, 1997, it has sustained significant declines in sales and has experienced aggregate net losses of approximately $37,000,000. During the same period, the Company's working capital has declined and debt has increased. The decline in sales and resulting decline in working capital and increase in debt are due in part to a decrease in traffic and therefore a decrease in comparable store sales in four out of the last five fiscal years. Another contributing factor to the decrease in sales and working capital and the increase in debt is the fact that the Company has closed five under performing stores over the last two fiscal years and has recorded charges of $7,833,000 related to the store closings.

As a result, the Company has required assistance from its lending institution to sustain its operations. In order to address liquidity needs or remain in compliance with the credit facility, which currently expires on February 2, 2004, the Company and the lending institution have entered into 13 amendments or modifications since its inception on December 4, 1998. The Company's credit facility has covenants requiring, amongst other things, minimum tangible net worth levels, net income/net loss levels, fixed charge coverage ratios, daily application of Company receipts as payments against the credit facility and daily borrowings to fund cash requirements. Additionally, the Company's credit facility gives the lending institution the ability to declare an event of default, and thus render the loan immediately due and payable, based upon the lending institution's own determination of a "material adverse change". If this were to occur, the Company would not be able to repay the loan in full. The indebtedness is secured by virtually all the Company's assets, including its inventory. In the event of a default, the lender would be able to take possession of such assets and sell them to pay off the loan. The Company has sought, but has not obtained, other sources of financing and has explored other efforts to improve its capital structure. The Company's ability to execute on its new business strategy, continue to improve operations, improve its capital structure and maintain its working relationship with the lending institution are all pivotal to the Company's ability to sustain operations.

       Growth Strategy. The Company opened six new concept stores in fiscal 2001. The new concept stores are smaller than the Company's traditional superstores. The Company cannot assure you that these new concept stores will generate sales per square foot greater than that of its existing stores. Also, the opening of these additional stores in its current markets could attract customers from the Company's existing stores. The Company anticipates opening additional new concept stores in fiscal 2002 and beyond in regional shopping malls, strip centers or other high-density urban areas. The Company may also open additional superstores if the demographics and economics work for a location(s). No assurance can be given that any new concept stores or superstores will be opened or operated successfully. The Company's growth over the next several years depends principally on establishing and maintaining profitability in existing sites and the availability of appropriate financing for expansion, if appropriate. The Company closed one store and its internet electronic commerce site in fiscal 2001 and anticipates closing two underperforming stores in fiscal 2002.

       Small Store Base; Geographic Concentrations. The Company currently operates a chain of 24 superstores and six new concept stores, which are located in the Greater Philadelphia, Washington, D.C., and New York markets. Due to the Company's relatively small store base, one or more unsuccessful new stores, or a decline in sales at an existing store, would have a more significant effect on the Company's results of operations than would be the case if the Company had a larger store base. Because the Company's stores currently are located in only three markets, the effect on the Company of adverse events in any of those markets may be greater than if the Company's stores were more geographically dispersed.

       Declining Unit Sales of Men's Tailored Clothing. On a national basis, and also for the Company itself, unit sales of men's tailored clothing have been declining over many years. The Company believes that this decline can be attributed to men allocating a lower portion of their disposable income to tailored clothing as a result of less frequent changes in tailored clothing fashions, relaxation of dress codes by many employers and a more casual lifestyle. The Company also believes that this decline has contributed to a consolidation among retailers of men's tailored clothing. No assurance can be given that the Company will continue to be able to maintain or increase its sales volume or attain profitability as further consolidation of the industry occurs as the unit sales of men's tailored clothing continues to decline.

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

       Relationship with Suppliers; Foreign Currency Fluctuations. The Company's business is dependent upon its ability to purchase both brand name and private label merchandise in large quantities and at attractive prices. During fiscal 2001, approximately 58% of the dollar volume of all merchandise purchased by the Company was purchased from ten vendors, and approximately 33% of the dollar volume of all merchandise was purchased from overseas vendors. While the Company believes that alternative sources of supply are available, any disruption in the Company's sources of supply could have a material adverse effect on its business. Moreover, although the Company historically has hedged its exposure to fluctuations in the relationship between the dollar and various foreign currencies, the Company currently is not engaging in hedging transactions and therefore will reduce or incur additional expense in the event of currency fluctuations. See "Business--Purchasing" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Dependence on Senior Management. The success of the Company's business will continue to be dependent upon Bruce Weitz and the other members of senior management. The Company's continued growth also will depend upon its ability to attract and retain additional skilled management personnel and store managers. The Company does not maintain key-man life insurance for any member of the organization. See Item 4.1 "Certain Executive Officers of the Registrant" and
Item 10. "Directors and Executive Officers."

       Seasonality and General Economic Conditions. The Company's business is affected by the pattern of seasonality common to most apparel retailers. Historically, the Company has generated a greater portion of its net sales during its fourth fiscal quarter, which includes the Christmas selling season, and has experienced less sales volume in its first and third fiscal quarters. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Quarterly Results." The Company's operating results may be adversely affected by unfavorable local, regional or national economic conditions, especially those affecting the Mid-Atlantic Region where the Company's 30 stores are currently located. During recessionary periods, consumers can be expected to reduce their spending on discretionary items such as menswear.

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

         Shares Eligible for Future Sale. Sales of the Company's Common Stock in the public market could adversely affect the market price of the Company's Common Stock and could impair the Company's future ability to raise capital through the sale of equity securities. As of April 22, 2002, the Company has 27,040,725 shares of Common Stock outstanding, all of which are available for resale in the public market without restrictions, except for any such shares held by persons who may be deemed to be "affiliates" of the Company. In addition, the Company has registered, or will register under the Securities Act all of the 5,000,000 shares authorized for issuance under the Company's Management Stock Option Plan.

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

Chapter 11 Proceedings

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

       Pursuant to the Plan of Reorganization, the Company paid an aggregate of $51.0 million and issued 9,656,269 shares of Common Stock to its creditors in settlement of $73.3 million of outstanding indebtedness, including post-petition interest. Under the Plan of Reorganization, holders of the Company's Common Stock received for each share of old Common Stock: (1) one share of new Common Stock and (2) 0.5 of a Common Stock Purchase Warrant ("Warrant"). Each whole Warrant entitled the holder to purchase one share of new Common Stock at an exercise price of $2.70 per share at any time on or before January 2, 2001. A total of 5,430,503 Warrants were issued to the Company's shareholders of record as of October 14, 1997. All unexercised warrants expired on January 2, 2001.

Merchandising

       Today's Man will continue to build on specific strategies, which will enable the Company to differentiate itself from its competitors. The strategy of everyday good value on business and business casual apparel for men will be the foundation of the merchandising assortment. The Company's assortment consists principally of business dress (suits, sportcoats, slacks, formalwear, and outerwear), dress furnishings and accessories (dress shirts, neckties, belts, underwear, socks, scarves, gloves, suspenders, and jewelry), business casual sportswear (casual slacks, sportshirts, knits, sweaters, leather and casual jackets), and shoes. The core of the Company's merchandise offering is primarily Today's Man private label and proprietary labels (80%) with the re-introduction of brands and designers labels (20%) in fiscal 2001. The stores carry a broad selection of styles and sizes (including hard to find sizes). In fiscal 2001, nearly 54% of the Company's net sales were tailored clothing, with approximately 41% divided between furnishings and sportswear and 5% of net sales from licensed shoe department sales.

       In July 1995, the Company entered into a License Agreement with Shoe Corporation of America ("SCOA"), pursuant to which SCOA installed and operated licensed shoe departments in the Company's stores. Under the terms of the license agreement, SCOA was responsible for the operations of the department including inventory purchases, presentation, staffing and management. The Company remitted, on a weekly basis, the net proceeds due to SCOA. SCOA filed for Chapter 11 under the U. S. Bankruptcy Code in June 1999 and was subsequently acquired by Morse Shoe, Inc. in February 2000. Today's Man then amended its shoe license agreement with Morse Shoe, Inc. The provisions of the contract generally remained the same. Morse Shoe, Inc. was responsible for the operations of the shoe department including inventory purchases, presentation, staffing and management. Today's Man remits, on a weekly basis, the net proceeds due to Morse Shoe, Inc. This license agreement expires January 31, 2006. On February 4, 2001, LFD Today's Inc., a subsidiary of Footstar, Inc. acquired from Morse Shoe, Inc., the rights and obligations associated with operating the footwear department in the Company's stores. On February 22, 2002, the License Agreement was amended to change the responsibility of staffing and management to Today's Man, Inc. and as such the proceeds of shoe sales that the Company retains was appropriately increased. The remaining provisions of the contract are generally the same. The Company recorded net sales of $1,850,300, $1,655,700, and $1,196,000 from licensed shoe department sales for fiscal 1999, 2000 and 2001, respectively.

Marketing and Promotion

       The Company has identified as its core customers men between the ages of 25 and 54 with per capita income between $40,000 and $75,000 per year who routinely wear a suit to work. The Company seeks to be the first choice among its target customers when they decide to shop for clothes by using direct mail advertising to customers on its mailing list, including holders of Today's Man credit cards. In addition, the Company uses local television, radio, and newspaper advertising. The Company uses outside agencies as well as its own marketing department to prepare its advertising materials.

Today's Man Stores

       Today's Man currently operates two distinct store formats - superstores and new concept stores. Both formats use similar layouts, provide ease of shopping and the ability to meet the customer's appearance requirements in both dress and casual menswear.

       The Company's superstores average approximately 25,000 gross square feet. Approximately three quarters of the area of each store is devoted to selling space, with the remaining portion used for tailoring, check-out, storage and administrative and employee areas. Today's Man superstores are usually located in a shopping center or freestanding building near a major shopping mall.

       The Company places great emphasis on providing an attractive, brightly lit and well-organized shopping environment. The Company's superstores have similar layouts, emphasizing efficient traffic flow, separation of distinct departments, merchandise presentation and ease of merchandise selection. Use of a similar store design facilitates the operational integration of new superstores into the

Company's centralized merchandising, distribution, management and accounting systems. The Company attempts to arrange its merchandise to provide a logical flow from department to department and regularly monitors its product layouts in an attempt to make shopping easier and to maximize sales per square foot.

       The Company believes that a courteous and knowledgeable staff and efficient cashiers are important factors in attracting and retaining customers. The Company staffs each superstore with trained personnel, supported by an efficient check-out system and a full-function tailoring facility. The Company emphasizes to its employees the importance of customer service, courtesy and product knowledge through its training programs. The Company also believes that its typical customer prefers to shop with assistance from sales associates who suggest outfits, help with locating sizes and with the coordination of styles and colors. Accordingly, Today's Man sales associates are paid on a salaried rather than a commission basis. In addition, sales associates are eligible to earn incentive payments based on the performance of that associate and the performance of the superstore relative to the planned performance.

       Each superstore is managed by a store manager who is compensated by a base salary and a bonus based on the superstore's sales performance, shrinkage and other factors. Store managers have an average of 15 years of retail experience. Store managers report to one of two regional managers. All superstores have one or more assistant managers, one to two clothing department heads (including the head of the tailoring department) and an average of 13 full-time and 15 part-time associates (including sales associates, tailors and cashiers). Most of the Company's tailored clothing associates have prior retail experience. Additional training is provided on the job by the superstore's assistant managers and department heads.

       Full-function tailoring facilities are located at each superstore and are typically staffed by one fitter, four full-time and one part-time tailors and one presser under the supervision of the head of the tailoring department and an assistant. As part of the Today's Man efficient shopping experience, the Company seeks to provide professional alterations on average within one week or when the customer needs the garment. Because the Company views efficient and competitively priced tailoring as a means of attracting and retaining its core customers, the Company's tailoring services generally are priced at cost.

       The Company maintains an appropriate level of security in each superstore based on local conditions.

       The Company's new concept stores average approximately 6,500 gross square feet. These stores are located within regional shopping malls. Approximately 80% of the area of each store is devoted to selling space, with the remaining portion used for tailoring, check-out, storage and administrative and employee areas. The Company believes that these locations will generate greater traffic than its existing locations while requiring significantly less square footage and therefore less inventory investment.

       These stores connect with the impulse buyer, attracting the shopper through powerful front of store presentations to attract the customer. Merchandise assortment in these stores is more defined due to smaller square footage, and targets men's "dress requirement" needs that are not usually met by other retailers. The Company attempts to arrange its merchandise to provide an appealing, updated, vibrant, easy to shop environment, and regularly monitors its product layouts in an attempt to attract the impulse buyer and to maximize sales per square foot.

       The Company staffs each of these stores with trained personnel supported by an efficient checkout system and in most locations a mini-tailoring facility to meet the demands of customers. The Company emphasizes to its employees the importance of customer service, courtesy and product knowledge through its training programs. The Company also believes that its typical customer prefers to shop with assistance from sales associates who suggest outfits, help with locating sizes and with the coordination of styles and colors. Accordingly, Today's Man sales associates are paid on a salaried rather than a commission basis. In addition, sales associates are eligible to earn incentive payments based on the performance of that associate and the performance of the mall store relative to the planned performance.

       Each of these stores is managed by a store manager who is compensated by a base salary and a bonus based on the store's sales performance, shrinkage and other factors. Store managers have an average of 15 years of retail experience. Store managers report to one of two regional managers. All of these stores have an average of three full-time and - from five to seven part-time associates that operate as sales associates with cashier and fitting responsibilities. Most of the Company's associates have prior retail experience. Additional training is provided on the job by the store's management.

       Mini-functioning tailoring facilities are located at most of these stores and are typically staffed by one part time fitter - tailor that provide the same level of service as a full functioning superstore. As part of the Today's Man efficient shopping experience, the Company seeks to provide professional alterations on average within one week or when the customer needs the garment. Because the Company views efficient and competitively priced tailoring as a means of attracting and retaining its core customers, the Company's tailoring services generally are priced at cost.

       The Company maintains an appropriate level of security in each of these stores based on local conditions.

Purchasing

       The Company purchases a significant portion of its merchandise in large volumes through preplanned buying programs. The Company also makes opportunistic purchases that come about in the marketplace from time to time. Both programs allow the Company to consistently offer a broad and deep selection of current-season, moderate-to-better designer, branded and private label menswear at substantial savings to its customers. The Company typically does not purchase manufacturers' production overruns and does not seek advertising allowances from its vendors.

       The Company purchased merchandise from approximately 162 domestic and overseas manufacturers and suppliers during fiscal 2001. During the year, the top ten vendors by dollar volume accounted for approximately 58% of total purchases, but no vendor accounted for more than 10% of the Company's purchases. Of the Company's purchases by dollar volume in fiscal 2001, approximately 33% were from overseas vendors, primarily in U.S. dollars. Moreover, although the Company historically has hedged its exposure to fluctuations in the relationship between the dollar and various foreign currencies, the Company is not engaging in hedging transactions and could incur additional expense in the event of currency fluctuations. Many of the Company's overseas purchases are financed by letters of credit. Understanding the importance of the vendors to the Company's business, management has focused over the years on developing good relationships with many of its vendors.

       The Company purchased approximately 3.6 million units of merchandise in fiscal 2001. The majority of this merchandise is produced by manufacturers who partner with the Company. A portion of the product is produced on a direct basis with manufacturers from around the world. The Company also purchases a portion of this inventory opportunistically from manufacturers existing inventories. The Company believes by balancing its buying in this manner, there is a minimizing of risk and an upside on inventory management and uniqueness of product.

Distribution

       The Company's distribution center is adjacent to the Company's executive and administrative offices in an office park in Moorestown, New Jersey. The distribution center is a modern 116,000 square foot facility constructed in 1987 that was expanded by the landlord in fiscal 1992. The expansion doubled the Company's merchandise processing potential to ten million units per year. Merchandise is generally shipped directly by common carriers to the distribution center or to ports or airports for pick up by the Company's trucks. Merchandise from local manufacturers is often picked up by the Company's trucks directly from the manufacturer. At the distribution center, merchandise is received, counted, ticketed with the Company's bar coded labels and sorted for distribution to the Company's stores. Whenever possible, merchandise is preticketed with the Company's bar coded labels by the Company's vendors prior to delivery to reduce processing time and expense. Deliveries are made from the distribution center to each store once or twice a week by the Company's trucks. Merchandise is usually shipped to the stores ready for immediate placement on the selling floor.

Management Information and Control Systems

       The Company believes its management information and control systems are an important factor in enabling it to achieve its goal of superior execution of all aspects of the Company's operations.

       The Company employs a nine-person MIS group, including one programmer. Control of the Company's merchandising activities is maintained by a fully integrated point-of-sale (POS) inventory and management information system, which permits management to monitor inventory and store operations on a daily basis and to determine weekly operating results by store. Each store communicates with the Company's central IBM RS/6000 computer system via IBM 4680 POS registers. Merchandise sales and inventories are automatically maintained by scanning bar-coded merchandise as customers check out.

       In 1999, the Company implemented a new retail information system. This database system tracks merchandise from order through sale, comparing actual to planned results and highlighting areas requiring management attention. The system enables the Company to work on improving its management of merchandising inventories, in-store stock replenishment, and financial reporting.

       The Company also uses ARTHUR, a merchandise planning system which facilitates seasonal planning by department and by store and provides data for financial planning.

Customer Credit

       Today's Man customers may pay for their purchases with the Today's Man proprietary credit card, Visa, MasterCard, American Express, Discover, cash or check. Approximately 85% of all purchases are paid for by credit card.

       Today's Man credit cards are issued by a national bank, using the bank's credit standards, on a non-recourse basis to the Company. As of February 2, 2002, approximately 550,000 Today's Man credit cards were outstanding. The Company believes that its credit card is a particularly productive tool for targeted marketing and presents an excellent opportunity to analyze and better understand its customers' shopping patterns and needs.

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

Associates

       Today's Man places great importance on recruiting, training and motivating quality store level associates by such methods as promoting associates from within and offering bonuses for associates who recommend successful job applicants. As of February 2, 2002, the Company had 550 full-time and 390 part-time associates. The Company also employs additional part-time clerks and cashiers during peak periods. None of the Company's associates is represented by a labor union. The Company believes that its relationship with its associates is good.

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

       The Company closed its Germantown, Maryland store in fiscal 2001.

       The following table provides information regarding the Company's existing stores under lease:

                                                      Approximate
                                                     Gross Square     Year of
Store Location                                           Feet         Opening
--------------                                       ------------------------
Greater Philadelphia Market:
Center City Philadelphia, PA (1), (2)                   25,600            1980
Broomall, PA                                            17,800            1984
Deptford, NJ (1)                                        19,600            1985
Allentown, PA                                           22,700            1986
Montgomeryville, PA                                     22,100            1986
Northeast Philadelphia, PA                              22,500            1987
King of Prussia, PA                                     25,000            1988
Langhorne, PA (1)                                       25,000            1988
Cherry Hill, NJ                                         25,800            1990
Franklin Mills Mall, Philadelphia, PA                    9,100            2001
Hamilton Mall, Mays Landing, NJ                          5,100            2001

Greater Washington, D.C. Market:
Bailey's Crossroads, VA                                 26,000            1987
Rockville, MD                                           26,100            1988
Fairfax, VA                                             25,900            1992
Greenbelt, MD                                           21,100            1995
Springfield, VA                                         17,500            1999
Sterling, VA                                            17,500            1999
Germantown, MD (3)                                      18,000            1999
Towson, MD (2)                                          25,700            1999
Arundel Mills Mall, Hanover, MD                          8,700            2001
Lake Forest Mall, Gaithersburg, MD                       5,200            2001

Greater New York Market:
Paramus, NJ                                             30,000            1991
Carle Place, NY                                         33,500            1991
Wayne, NJ                                               33,400            1992
Stony Brook, NY                                         25,900            1992
Huntington, NY                                          29,300            1993
East Hanover, NJ                                        30,000            1993
Woodbridge, NJ                                          27,100            1993
Manhattan (Sixth Avenue), NY                            28,100            1994
Hartsdale, NY                                           26,600            1994
Manhattan (Fifth Avenue), NY                            27,200            1995
Palisades Center Mall, West Nyack, NY                    4,500            2001
Broadway Mall, Hicksville, NY                            6,100            2001

(1) Leased from Mr. David Feld. See Item 13. "Certain Relationships and Related Transactions."
(2)   Closed in  fiscal 2000.
(3)   Closed in fiscal 2001.

       The Company leases all of its stores and anticipates that it will continue to do so. Unexpired lease terms range from three months to 28 years assuming the exercise of options to renew in certain cases. Approximately one-half of the leases have percentage rent clauses, although none of the leases with Mr. David Feld has a percentage rent clause.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       None.

Item 4.1. Certain Executive Officers of the Registrant who are also not Directors

       Set forth below is certain information concerning the executive officers of the Company who are also not directors.

               Name                     Age                                 Position
               ----                     ---                                 --------
         Frank E. Johnson               52           Executive Vice President and Chief Financial Officer
         Mycal Webster                  52           Executive Vice President, Store Operations
         David J. Brown                 35           Vice President,  Controller and Chief Accounting Officer


       Mr. Johnson joined the Company in 1986 as Controller and was promoted to Chief Financial Officer in November 1995 and Executive Vice President in April 1997. Prior to joining the Company, Mr. Johnson served as Corporate Controller of Nan Duskin, Inc., a women's apparel retailer, from 1984 to 1986.

       Mr. Webster joined the Company in June of 1986 as the Director of the Distribution Center and was appointed Vice President of Distribution in 1995. In April of 1997, he was promoted to Vice President of Human Resources and Logistics. In 1999, Mr. Webster also assumed responsibilities of Store Operations. Mr. Webster is responsible for overseeing all store related activities. Prior to his joining the Company, Mr. Webster held several management positions at Acumark, Inc. a division of Bambergers.

       Mr. Brown joined the Company in October of 2001. Prior to joining the Company, Mr. Brown held several financial management positions for Miller & Hartman Mid Atlantic Inc., a tobacco and grocery wholesale distributor, from 1999 to 2001. Prior thereto, Mr. Brown served as Corporate Controller for Reading Entertainment Inc., a publicly held developer and operator of multiplex cinemas and entertainment centers, from 1998 to 1999. Prior thereto, Mr. Brown served nine years with Ernst & Young LLP, most recently in the position of Senior Manager.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters.

         The Company's Common Stock formerly traded on the Nasdaq National Market under the symbol "TMAN". Effective July 20, 2000, the Company's Common Stock began trading on the OTC Bulletin Board under the symbol "TMAN.OB." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices for the Common Stock, as reported on the Nasdaq National Market or the OTC Bulletin Board, as applicable :

                                                         High             Low
  2000
          First Quarter                                  $1.31           $0.53
          Second Quarter                                  0.78            0.22
          Third Quarter                                   0.42            0.16
          Fourth Quarter                                  0.41            0.09

  2001
          First Quarter                                  $0.33           $0.14
          Second Quarter                                  0.40            0.13
          Third Quarter                                   0.29            0.13
          Fourth Quarter                                  0.35            0.14

  2002
          First Quarter (through April 22, 2002)         $0.17           $0.13

         As of April 22, 2002, the Company's Common Stock was held by approximately 1,574 holders of record.

         The Company does not anticipate paying any cash dividends in the foreseeable future. The Company's loan agreement prohibits the payment of cash dividends without prior consent of the lender.

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

                                                                                     Fiscal Year
                                                                                     -----------
                                                        1997              1998          1999            2000 (5)          2001
                                                        ----              ----          ----            --------          ----
Statement of Operations Data:
   Net sales                                          $ 203,695        $ 203,563       $ 186,038        $ 167,959     $  127,909
   Cost of goods sold                                   127,622          125,739         119,936          103,310         76,269
                                                      ---------        ---------       ---------         --------     ----------
     Gross profit                                        76,073           77,824          66,102           64,649         51,640
   Selling, general and administrative
     expenses (1)                                        65,820           66,760          77,831           76,214         60,346
                                                      ---------        ---------       ---------         --------     ----------
     Income (loss) from operations                       10,253           11,064         (11,729)         (11,565)        (8,706)
Reorganization items, net                                 6,769                -               -                -              -
   Interest expense and other income, net                 7,786            3,280           1,627            2,459          1,657
                                                      ---------        ---------       ---------         --------     ----------
(Loss) income before income taxes and
     extraordinary item                                  (4,302)           7,784         (13,356)         (14,024)       (10,363)
   Income tax provision                                       -            2,883               -                -              -
                                                      ---------        ---------       ---------         --------     ----------
(Loss) income  before extraordinary item                 (4,302)           4,901         (13,356)         (14,024)       (10,363)
Extraordinary item, net of income tax
     benefit                                                  -             (658)              -                -              -
                                                      ---------        ---------       ---------         --------     ----------
   Net (loss) income                                  $  (4,302)       $   4,243         (13,356)         (14,024)    $  (10,363)
                                                      =========        =========       =========        =========     ==========
(Loss) earnings per share:
   (Loss) income before extraordinary item            $   (0.39)       $    0.18       $   (0.49)       $   (0.52)    $    (0.38)
   Extraordinary item, net                                    -            (0.02)             -                 -              -
                                                      ---------        ---------       ---------         --------     ----------
   (Loss) earnings per share                          $   (0.39)       $    0.16       $   (0.49)       $   (0.52)    $    (0.38)
                                                      =========        =========       =========        =========     ==========
 Weighted average shares outstanding                     11,063           27,013          27,041           27,041         27,041
 (Loss) earnings per share assuming dilution:
  (Loss) income  before extraordinary item            $   (0.39)       $    0.18       $   (0.49)       $   (0.52)    $    (0.38)
   Extraordinary item, net                                    -            (0.02)             -                 -              -
                                                      ---------        ---------       ---------         --------     ----------
   (Loss) earnings  per share assuming dilution       $   (0.39)       $    0.16       $   (0.49)       $   (0.52)    $    (0.38)
                                                      =========        =========       =========        =========     ==========
Weighted average shares assuming dilution                11,063           27,013          27,041           27,041         27,041
Balance Sheet Data (at end of period):
   Working capital (deficit)                          $  26,292        $  22,982       $   7,355        $  (1,193)    $   (3,921)
   Total assets                                          87,164           78,974          80,653           65,580         54,931
     Long-term debt and capitalized leases               14,432            1,038           1,338              937            714
   Liabilities subject to settlement                      8,988                -               -                -              -
   Shareholders' equity                                  46,800           52,694          39,401           25,377         15,014
Operating Data:
  Net sales per square foot of selling space (2)      $     451        $     450       $     402        $     349     $      289
   Increase (decrease) in comparable store
       sales (3)                                            7.0%            (0.3)%         (10.7)%          (10.6)%        (19.3)%
   Average sales per store (in thousands) (4)         $   8,566        $   8,544       $   7,633        $   6,577     $    5,100
Number of stores:
   Open at beginning of period                               25               25              25               29             25
   Opened during period                                       -                -               4                -              6
   Closed during period                                       -                -               -                4              1
   Open at end of period                                     25               25              29               25             30


---------------

(1)    Includes buying and occupancy expenses.

(2) Calculated using sales generated from stores open for the entire fiscal year divided by the square feet of selling space of such stores. Selling space does not include tailoring, check-out and administrative areas or stockrooms.

(3) Stores are included in the comparable store sales calculation beginning in their fourteenth full month of operation. Accordingly, the calculation does not include a store's first full month of operation, which typically has an abnormally high volume of sales resulting from the store's grand opening promotion.

(4) Average sales per store include sales from stores open for the entire year divided by the number of stores open for the entire period.

(5)    Fiscal year 2000 included fifty-three weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used herein, the terms "Fiscal 2001," "Fiscal 2000," and "Fiscal 1999" refer to our fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively. Fiscal 2000 consisted of 53 weeks, while Fiscal 2001 and Fiscal 1999 each consisted of 52 weeks.

FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters contained in the following analysis and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, and capital expenditures, plans for future operations, and financing needs or plans, as well as assumptions relating to the foregoing. The words "expect," "project," "estimate," "predict," "anticipate," "believes," and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Results of Operations

     The following table sets forth for the periods indicated the percentages which the items in the Company's Statements of Operations bear to net sales.


                                                                               Fiscal Year
                                                                               -----------
                                                                  1999             2000             2001
                                                                  ----             ----             ----

Net sales                                                         100.0%          100.0%           100.0%
Cost of goods sold                                                 64.5            61.5             59.6
                                                                 ------          ------            -----
Gross profit                                                       35.5            38.5             40.4
Selling, general and administrative expenses                       41.8            45.3             47.2
                                                                 ------          ------            -----
Loss from operations                                               (6.3)           (6.8)            (6.8)
Interest expense and other  expense, net                             .9             1.5              1.3
                                                                 ------          ------            -----
Loss before income taxes                                           (7.2)           (8.3)            (8.1)
Income tax provision                                                  -               -               -
                                                                 ------          ------            -----
Net loss                                                           (7.2)%          (8.3)%           (8.1)%
                                                                 ======          ======            =====

Fiscal Years 2001 and 2000

       Net Sales. Net sales were $127,909,100 in fiscal 2001, a decrease of $40,049,900 or 23.8% from net sales of $167,959,000 in fiscal 2000. Fiscal 2001 consisted of fifty-two weeks as compared to fifty-three weeks during the prior year. Comparable store sales decreased 19.3% versus fiscal 2000. Additionally, sales decreased 5.4% related to the closing of four stores during the fourth quarter of fiscal 2000, and one store in the third quarter of 2001, partially offset by sales from six new concept stores opened during the fourth quarter of fiscal 2001. The Company operated 25 and 30 stores at February 3, 2001 and February 2, 2002, respectively.

       Gross Profit. Gross profit as a percentage of net sales increased to 40.4% in fiscal 2001 from 38.5% in fiscal 2000. The increase in the gross profit percentage was a result of the Company's strategy in fiscal 2001 of higher initial mark-ups on its inventory purchases offset by an increase in markdowns as a percentage of sales.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include pre-opening expenses of new stores, decreased 20.8% or $15,868,800 from $76,214,500 in fiscal 2000 to $60,345,700 in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased from 45.3% in fiscal 2000 to 47.2% in fiscal 2001. The dollar decrease in expenses was primarily due to a decrease in advertising expenses of $4,701,200 as well as a $5,530,700 reduction in expenses related to store payroll, credit card related expenses, merchandise department expenses, internet expenses and a reduction in depreciation expense. The decrease in expenses reflects the Company's continuing efforts to return to profitability by structuring its operating costs consistent with its revenue stream. Additionally, fiscal 2000 included $6,287,300 in fixed asset write-offs and lease termination costs for the closing of the Center City, Philadelphia, Pennsylvania store, the Manhasset, New York store, the Norwalk, Connecticut store, the Towson, Maryland store and the e-commerce web site Todaysman.com and employee severance costs related to store and corporate staff reductions as compared to $1,545,700 incurred in fiscal 2001 for fixed asset write-offs and lease termination costs related to the closing of the Germantown, Maryland location and two locations to be closed in fiscal 2002 and employee severance costs related to store and corporate staff reductions. During fiscal 2001, the Company paid $3,558,900 related to these charges and at February 2, 2002, $1,350,800 of these charges have not yet been paid and are reported in accrued expenses and other current liabilities. These amounts are expected to be paid during fiscal 2002. The Company believes that by proactively closing these underperforming stores it has been able to redeploy its inventory investment in order to generate potentially higher inventory turns. Additionally, the Company believes that these closings were essential to redeploy its resources towards the opening of the new concept stores.

       Interest Expense, Interest Income and Other (Income) Expense, Net. Interest expense, interest income and other (income) expense, net decreased by $802,000 in fiscal 2001 from fiscal 2000. The decrease in interest expense was attributable to the decrease in the interest rate charged (5.88% as of February 2, 2002 versus 9.25% as of February 3, 2001) on average borrowings of $18,179,000 in fiscal 2001 versus average borrowings of $22,446,800 in fiscal 2000 under the Company's Amended Loan and Security Agreement with LaSalle Bank.

       Income Tax Expense. The Company had a net loss in fiscal 2001 and fiscal 2000 and, therefore, recorded no tax provision.

Fiscal Years 2000 and 1999

       Net Sales. Net sales were $167,959,000 in fiscal 2000, a decrease of $18,079,400 or 9.7% from net sales of $186,038,400 in fiscal 1999. Fiscal 2000 consisted of fifty-three weeks as compared to fifty-two weeks during the prior year. Comparable store sales decreased 10.6% versus fiscal 1999. The decrease in net sales was due to a decline in foot traffic and hence a decline in sales. The Company operated 29 and 25 stores at January 29, 2000 and February 3, 2001, respectively.

       Gross Profit. Gross profit as a percentage of net sales increased to 38.5% in fiscal 2000 from 35.5% in fiscal 1999. The increase in the gross profit percentage was a result of the Company's strategy in fiscal 2000 of higher initial mark-ups on its inventory purchases.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include pre-opening expenses of new stores, decreased 2.1% or $1,616,100 from $77,830,600 in fiscal 1999 to $76,214,500 in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased from 41.8% in fiscal 1999 to 45.3% in fiscal 2000. The dollar decrease in expenses was primarily due to a decrease in advertising expenses of $5,109,900 as well as a $2,858,700 reduction in expenses related to general and administrative professional fees, payroll related distribution center and replenishment department expenses, credit card related expenses and an overall reduction in expenses related to the human resource department. These decreases were partially offset by $6,287,300 in fixed asset write-offs and lease termination costs for the closing of the Center City, Philadelphia, Pennsylvania store, the Manhasset, New York store, the Norwalk, Connecticut store, the Towson, Maryland store and the e-commerce web site Todaysman.com.

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

       Income Tax Expense. The Company had a net loss in fiscal 2000 and fiscal 1999 and, therefore, recorded no tax provision.

Liquidity and Capital Resources

Company Performance and its Lending Institution Relationship

Since the Company emerged from bankruptcy on December 31, 1997, it has sustained significant declines in sales and has experienced aggregate net losses of approximately $37,000,000. During the same period, the Company's working capital has declined and debt has increased. The decline in sales and resulting decline in working capital and increase in debt are due in part to a decrease in traffic and therefore a decrease in comparable store sales in four out of the last five fiscal years. Another contributing factor to the decrease in sales and working capital and the increase in debt is the fact that the Company closed five under performing stores over the last two fiscal years and has recorded charges of $7,833,000 related to the store closings. The Company has successfully negotiated settlements with the landlords on all but two of the leases. The Company expects to settle the remaining leases in fiscal 2002. Additionally, the Company has taken steps to right size the business such as to reduce its operating expenses and inventory levels to be in line with the current revenue stream. Further, the Company opened six new concept stores in fiscal 2001. Each store is located in a suburban shopping mall within the Company's existing footprint. The Company believes that these locations will generate greater traffic than its existing locations while requiring significantly less square footage and therefore less inventory investment. The Company also believes that, to the extent the concept stores are located in a regional shopping mall, they will experience less competition from other menswear retailers. The Company plans to open additional new concept locations in fiscal 2002 and beyond. The Company may also open additional superstores in the future if the demographics and economics work for a location(s).

Despite its efforts, the Company has required assistance from its lending institution to sustain its operations. In order to address liquidity needs or remain in compliance with the credit facility, which currently expires on February 2, 2004, the Company and the lending institution have entered into 13 amendments or modifications since its inception on December 4, 1998. The Company's credit facility has covenants requiring, amongst other things, minimum tangible net worth levels, net income/net loss levels, fixed charge coverage ratios, daily application of Company receipts as payments against the credit facility and daily borrowings to fund cash requirements. Additionally, as not uncommon for asset based lending agreements, the Company's credit facility gives the lending institution the ability to declare an event of default, and thus render the loan immediately due and payable, based upon the lending institution's own determination of a "material adverse change". If this were to occur, the Company would not be able to repay the loan in full. The indebtedness is secured by virtually all the Company's assets, including its inventory. In the event of default, the lender would be able to take possession of such assets and sell them to payoff the loan. The Company has sought, but has not obtained, other sources of financing and has explored other efforts to improve its capital structure. The Company's ability to execute on its new business strategy, continue to improve operations, improve its capital structure and maintain its working relationship with the lending institution are all pivotal to the Company's ability to sustain operations.

       The Company's primary sources of working capital (deficit) are cash flow from operations and borrowings under the revolving credit facility. The Company had working capital (deficit) of $7,354,600, $(1,193,200) and $(3,921,400) at the end of fiscal 1999, 2000 and 2001, respectively. The Company measures its inventory turnover by dividing net sales by the retail value of the inventory averaged over 12 months. Inventory turnover was 2.52 times, 2.39, and 2.20 times in fiscal 1999, 2000 and 2001, respectively.

       Net cash (used in) provided by operating activities amounted to ($7,441,200), $3,774,500, and $62,500 in fiscal 1999, 2000 and 2001, respectively. These amounts primarily represent net income (loss) plus depreciation, amortization and other changes in operating assets and liabilities.

       Net cash used in investing activities amounted to $5,909,700, $847,300, and $381,000 in fiscal 1999, 2000 and 2001, respectively. The decrease in fiscal 2001 from 2000 was primarily due to a decrease in capital expenditures in fiscal 2001.

       Net cash provided by (used in) financing activities amounted to $12,562,500, ($2,839,700), and ($122,200) in fiscal 1999, 2000 and 2001, respectively, and consists primarily of borrowings, net of repayments, under the Company's revolving credit facility.

       The Company is party to a Loan and Security Agreement with LaSalle Bank, N.A. (successor to Mellon Bank, N.A.), individually and as agent. As of February 2, 2002, the Loan and Security Agreement, as amended, provided for a $25.0 million revolving credit facility with a $5.0 million sublimit for letters of credit. Outstanding letters of credit at February 2, 2002 were $1,048,000. As of February 2, 2002, the facility bore interest at 1.125% per annum above LaSalle's base rate and expired on February 3, 2003. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves. Availability under the revolving credit facility was $1,064,300 as of February 2, 2002. The agreement provides for an over-advance facility. The agreement contains financial covenants including tangible net worth, indebtedness to tangible net worth, maximum net loss per month and limitations on new store openings and capital expenditures as well as restrictions on the payment of dividends. The Company granted LaSalle Bank a lien on its tangible and intangible assets to secure this facility. Additionally, Mr. David Feld, Chairman of the Board and principal shareholder of the Company, provided additional collateral to secure the credit facility.

       On February 27, 2002, the Company and LaSalle entered into Amendment 12 to the revolving credit facility. The amended agreement extends the expiration date of the revolving credit facility to February 2, 2004. The amended agreement recast all of the Company's financial covenants as of and for the year ended February 2, 2002 such that the Company would be in compliance with these financial covenants. The amendment also sets the covenants for the remaining term of the loan agreement. The Company was in compliance with all covenants under the amended Agreement as of February 2, 2002. The agreement also amended the over-advance facility. The permitted out-of-formula advances may not exceed $3,500,000 from February 27, 2002 to May 30, 2002. The over-advance facility is then reduced to $3,000,000 on May 31, 2002, $2,750,000 on June 30, 2002,
increases to $3,500,000 on July 31, 2002, reduces to $3,000,000 on September 30, 2002, $2,500,000 on November 30, 2002, $1,750,000 on December 15, 2002 and
expires on December 31, 2002. The amendment also reduces the outstanding revolving credit facility usage (including the permitted out-of-formula advances) to $23,000,000. The amendment also effectively changes the interest charged on the facility to 1.25% per annum above LaSalle's base rate. The Company must pay a termination fee of $1,050,000 if the facility is terminated on or before February 2, 2004.

       On April 25, 2002, the Company and LaSalle Bank entered into Amendment 13 to the revolving credit facility. The amended agreement recast all of the Company's financial covenants.

       In fiscal 2001, the Company closed its Germantown, Maryland location. In addition, the Company intends to close two locations in 2002. The Company incurred a charge to operations in fiscal 2001 of approximately $1.5 million for the write-off of furniture and fixtures and the accrual of lease termination costs for these three underperforming stores. This charge is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

       In fiscal 2001, the Company opened six retail store locations in the following shopping mall locations: Franklin Mills Mall, Philadelphia, Pennsylvania; Hamilton Mall, Mays Landing, New Jersey; Arundel Mills Mall, Hanover, Maryland; Lake Forest Mall, Gaithersburg, Maryland; Palisades Mall, West Nyack, New York and the Broadway Mall in Hicksville, New York. These stores have lease terms ranging from three to 15 months and square footage ranging from 4,500 square feet to 9,100 square feet. The capital requirements associated with these store openings are considered immaterial.

       The Company has been substantially dependent upon borrowings under its credit facility to finance its operations and received an amended credit facility from LaSalle in February 2002, which allows the Company additional liquidity through an over-advance facility through December 31, 2002 as discussed above. Additionally, the Company is in the process of implementing a plan to reverse the trend of losses noted above. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2002 include the execution of the amended credit facility, the opening of additional new concept stores, a layoff of non-operating personnel in January 2002, the closing of one under-performing store in fiscal 2001, and the anticipated closing of two underperforming stores in fiscal 2002.

       Management believes the Company's cash requirements in 2002 will be generated by operations and borrowings under the Company's credit facility. Management also believes that the actions initiated and its 2002 plans will result in the successful funding of its working capital and cash requirements while enabling the Company to meet its financial covenants under its credit facility.

Critical Accounting Policies

       The financial statements and accompanying notes included under Item 8 have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates such estimates and assumptions on an ongoing basis. Such estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

       Management believes that the Company's application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.

       Historically, management has found the Company's application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. The Company's significant accounting policies are described in the notes accompanying the financial statements included under Item. 8. Management considers the following accounting policies to be more critical to the preparation of the financial statements and accompanying notes.

Inventories

       Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis). Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an average method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Consequently, future events such as store closings, liquidations, and the general economic environment for retail apparel sales could result in an increase in the level of markdowns, which could result in lower inventory values and increases to cost of sales in future periods. In addition, failure to take markdowns currently can result in an overstatement of cost under the lower of cost or market principle.

       Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Store Closing Provision

       The Company provides a provision for store closings when the decision to close a store is made. The provision consists of incremental costs which are expected to be incurred including future net lease obligations, fixed asset write-offs, employee costs and other obligations as a result of the Company's actions. Although management does not anticipate significant changes, the actual costs may differ from these estimates.

Revenue Recognition

       Revenues from merchandise sales are recognized at the point of sale and are recorded net of actual returns and exclude sales tax. The Company adopted the provisions of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 10"), "Revenue Recognition in Financial Statements," effective as of the beginning of Fiscal 2000. As a result of adoption of SAB 101, the Company changed its method of recording licensed shoe department sales. This change reduced reported sales and reported expenses but had no impact on operating or net income.

Recent Accounting Pronouncements

       In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (FAS
144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121." Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a "Disposal of a Segment of a Business." FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FAS 144 as of February 3, 2002 and it has not determined the effect, if any, the adoption of FAS 144 will have on the Company's financial position and results of operations.

Quasi-Reorganization

       As of January 31, 1998, the Company effected a quasi-reorganization through the application of $27,316,200 of its $74,115,700 Common Stock account to eliminate its retained deficit. The Company's Board of Directors authorized a quasi-reorganization given that the Company had completed its restructuring, obtained long-term financing and successfully emerged from bankruptcy. The Company's retained deficit, prior to the quasi-reorganization, was related to operations that resulted in the restructuring of the Company and losses incurred during the Chapter 11 proceeding and was not, in management's view, reflective of the Company's financial condition at the time the Company emerged from bankruptcy.

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

       The following table sets forth certain unaudited quarterly results of operations for fiscal 2001 and 2000.

                                                                         Thirteen Weeks  Ended
                                                                         ---------------------
                                                       May 5,            August 4,         November 3,        February 2,
Fiscal 2001:                                            2001               2001               2001(1)           2002(2)
                                                    ------------       -----------          ----------       ----------
                                                               (In thousands, except per share amounts)
Net sales                                           $     31,565       $    34,916          $   25,908       $   35,520
Cost of goods sold                                        18,722            20,791              14,568           22,188
                                                    ------------       -----------          ----------       ----------
    Gross profit                                          12,843            14,125              11,340           13,332
Selling, general and administrative
       Expenses                                           14,629            16,531              13,634           15,552
                                                    ------------       -----------          ----------       ----------
    Loss from operations                                 (1,786)            (2,406)             (2,294)          (2,220))
Interest expense and other (income)
       expense, net                                          417               354                 374              512
                                                    ------------       -----------          ----------       ----------
Loss before income taxes                                  (2,203)           (2,760)             (2,667)          (2,733)
Income tax provision                                           -                 -                   -                -
                                                    ------------       -----------          ----------       ----------

    Net loss                                        $     (2,203)      $    (2,760)         $   (2,667)      $   (2,733)
                                                    ============       ===========          ==========       ==========
Basic and diluted earnings (loss) per
    share:                                          $      (0.08)      $     (0.10)         $    (0.10)      $    (0.10)
                                                    ============       ===========          ==========       ==========
Weighted average shares outstanding                       27,041            27,041            27,041             27,041

                                                                         Thirteen Weeks Ended
                                                                         --------------------
                                                       April 29,         July 29,          October 28,        February 3,
Fiscal 2000:                                             2000(3)           2000               2000              2001(4)
                                                    ------------       -----------          ----------       ----------
                                                               (In thousands, except per share amounts)

Net sales                                           $     41,071       $    41,617          $   38,227       $   47,044
Cost of goods sold                                        25,157            26,391              22,957           28,805
                                                    ------------       -----------          ----------       ----------
    Gross profit                                          15,914            15,226              15,270           18,239
Selling, general and administrative
       Expenses                                           20,542            17,033              16,968           21,671
                                                    ------------       -----------          ----------       ----------
    Loss from operations                                  (4,628)           (1,807)             (1,698)          (3,432)
Interest expense and other (income)
       expense, net                                          605               626                 671              557
                                                    ------------       -----------          ----------       ----------
Loss before income taxes                                  (5,233)           (2,433)             (2,369)          (3,989)
Income tax provision                                           -                 -                   -                -
                                                    ------------       -----------          ----------       ----------

    Net loss                                        $     (5,233)      $    (2,433)         $   (2,369)      $   (3,989)
                                                    ============       ===========          ==========       ==========
Basic and diluted earnings (loss) per
    share:                                          $      (0.19)      $     (0.09)         $    (0.09)      $    (0.15)
                                                    ============       ===========          ==========       ==========
Weighted average shares outstanding                       27,041            27,041              27,041           27,041



(1) Thirteen weeks ended November 3, 2001 includes $465,700 related to store closing costs and other unusual charges.

(2) Thirteen weeks ended February 2, 2002 includes $1,080,100 related to store closing costs and other unusual charges.

(3) Thirteen weeks ended April 29, 2000 includes $3,987,600 related to store closing costs and other unusual charges.

(4) Fourteen weeks ended February 3, 2001 includes $2,299,700 related to store closing costs and other unusual charges.

     There is no difference between earnings per share and earnings per share assuming dilution in fiscal 2001 and fiscal 2000 because the impact of common share equivalents is anti-dilutive.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

       The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rate fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the end of fiscal 2001, and it fluctuates with the lending bank's prime rate. The change in fair value of the Company's bank revolving credit facility resulting from a hypothetical 200 basis point increase in interest rates would not be material.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

       Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except for information concerning certain executive officers of the Company which is set forth in Item 4.1 hereof.

Item 11. Executive Compensation.

       Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

       Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

       Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

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

             Consolidated Balance Sheets as of February 3, 2001 and
               February 2, 2002
             Consolidated Statements of Operations for the fiscal years ended
               January 29, 2000, February 3, 2001 and February 2, 2002
             Consolidated Statements of Shareholders' Equity for the fiscal years ended January 29, 2000, February 3, 2001 and February 2,
               2002
             Consolidated Statements of Cash Flows for the fiscal years ended
               January 29, 2000, February 3, 2001 and February 2, 2002
             Notes to Consolidated Financial Statements

             The Report of Independent Auditors on the Company's consolidated financial statements appears on page F-2 of this Report on Form 10-K.

        2. No financial statement schedules have been included because there is either no respective financial statement caption, the required information is not applicable, or there is full disclosure in the Notes to the Consolidated Financial Statements.

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

        3.1(2)      The Company's Amended and Restated Articles of Incorporation

        3.2(2)      The Company's Amended and Restated Bylaws

       10.1(3)      Lease between Mr. David Feld and the Company  relating to the Company's  central  headquarters and distribution center

       10.2(3)      Lease,  as  amended,  between  Mr.  David  Feld  and  the  Company  relating  to the  Center  City
                    Philadelphia store

       10.3(3)      Lease between Mr. David Feld and the Company relating to the Deptford store

       10.4(3)      Lease, as amended, between Mr. David Feld and the Company relating to the Langhorne store



    Exhibit No.                                   Description
    ----------                                    ------------
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

       10.21(11)    Fifth Amendment to Loan and Security Agreement with Mellon Bank, N.A.

       10.22(11)    License Agreement between the Company and Morse Shoe, Inc.

       10.23(12)    Sixth Amendment to Loan and Security Agreement with Mellon Bank, N.A.

       10.24(13)    Seventh Amendment to Loan and Security Agreement with Mellon Bank, N.A.

       10.25(14)    Eighth Amendment to Loan and Security Agreement with Mellon Bank, N.A.

       10.26(15)    Ninth Amendment to Loan and Security Agreement with LaSalle
                    Bank, N.A.

       10.27(16)    Tenth Amendment to Loan and Security Agreement with LaSalle
                    Bank, N.A.


    Exhibit No.                                   Description
    ----------                                    ------------
       10.28(16)    Eleventh Amendment to Loan and Security Agreement with LaSalle Bank, N.A.

       10.29        Twelfth Amendment to Loan and Security Agreement with LaSalle Bank, N.A.

       10.30        Third Amendment to License Agreement between the Company and LFD Today, Inc.

       10.31        Consulting Agreement between the Company and Neal J. Fox

       10.32        Thirteenth Amendment to Loan and Security Agreement with LaSalle Bank, N.A.

       21.1(5)      Subsidiaries of the Registrant

       23.1         Consent of Ernst & Young LLP

(b)   Reports on Form 8-K
      None
-------------

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

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995 (Commission File No. 0-20234).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997 (Commission File No. 0-20234).

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 (Commission File No. 0-20234).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 30, 1999 (Commission File No. 0-20234).

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 2001(Commission File No. 0-20234).

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 (Commission File No. 0-20234).

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 (Commission File No. 0-20234).

(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 2001(Commission File No. 0-20234).

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 2001 (Commission File No. 0-20234).

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 3, 2001 (Commission File No. 0-20234).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2002.

                                        TODAY'S MAN, INC.


                                 By:    /s/Bruce Weitz
                                        ---------------------------------------
                                        Bruce Weitz
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

         Signature                              Capacity                                              Date

         ---------                              --------                                              ----
/s/David Feld                       Chairman of the Board                                         May 20, 2002
-----------------------------
David Feld

/s/Bruce Weitz                      President and Chief Executive Officer                         May 20, 2002
-----------------------------       (principal executive officer)
Bruce Weitz

/s/ Frank E. Johnson                Executive Vice President, Treasurer and                       May 20, 2002
-----------------------------       Chief Financial Officer
Frank E. Johnson

/s/ Larry Feld                      Vice President, Secretary and Director                        May 20, 2002
-----------------------------
Larry Feld

/s/David J. Brown                   Vice President, Controller and Chief                          May 20, 2002
-----------------------------       Accounting Officer
David J. Brown

/s/ Leonard Wasserman               Director                                                      May 20, 2002
-----------------------------
Leonard Wasserman

/s/ Verna K. Gibson                 Director                                                      May 20, 2002
-----------------------------
Verna K. Gibson

/s/ Eli Katz                        Director                                                      May 20, 2002
-----------------------------
Eli Katz

/s/ Neal J. Fox                     Director                                                      May 20, 2002
-----------------------------
Neal J. Fox


                                TODAY'S MAN, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Report of Independent Auditors....................................................................F-2

Consolidated Balance Sheets as of February 3, 2001 and February 2, 2002...........................F-3

Consolidated Statements of Operations for the fiscal years ended
     January 29, 2000, February 3, 2001 and February 2, 2002......................................F-4

Consolidated Statements of Shareholders' Equity for the fiscal years ended
     January 29, 2000, February 3, 2001 and February 2, 2002......................................F-5

Consolidated Statements of Cash Flows for the fiscal years ended
     January 29, 2000, February 3, 2001 and February 2, 2002......................................F-6

Notes to Consolidated Financial Statements........................................................F-7


REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Today's Man, Inc.


We have audited the consolidated balance sheets of Today's Man, Inc. as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Today's Man, Inc. at February 2, 2002 and February 3, 2001, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.



                                                       /s/ ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 29, 2002, except for Note 6,
as to which the date is April 25, 2002

                                TODAY'S MAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      February 3,            February 2,
                                                                                         2001                  2002
                                                                                         ----                  ----

                                     ASSETS

Current assets:
     Cash                                                                              $    480,200           $     39,500
     Due from credit card companies and other receivables, net of
         allowance for uncollectible accounts of $17,200 and $29,700                      1,576,000              1,332,400
     Inventory                                                                           30,941,100             27,258,800
     Prepaid expenses and other current assets                                            1,024,700                958,100
     Prepaid inventory purchases                                                          1,589,300                238,200
                                                                                       ------------           ------------
         Total current assets                                                            35,611,300             29,827,000

Property and equipment, less accumulated depreciation and
     amortization                                                                        27,976,100             23,845,900
Rental deposits and other noncurrent assets                                               1,992,300              1,258,000
                                                                                       ------------           ------------
                                                                                       $ 65,579,700           $ 54,930,900
                                                                                       ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                    11,555,500             13,748,900
     Accrued expenses and other current liabilities                                       6,318,900              3,938,300
     Current maturities of capital lease obligations                                        224,100                253,200
     Obligation under revolving credit facility                                          18,706,000             15,808,000
                                                                                       ------------           ------------
         Total current liabilities                                                       36,804,500             33,748,400

Capital lease obligations, less current maturities                                          713,500                460,200
Deferred rent and other                                                                   2,684,800              5,708,100
                                                                                       ------------           ------------
                                                                                         40,202,800             39,916,700
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none
     Issued                                                                                       -                      -
Common stock, no par value, 100,000,000 shares authorized,
     27,040,725 shares issued and outstanding                                            48,513,700             48,513,700
Retained earnings (deficit)                                                             (23,136,800)           (33,499,500)
                                                                                       ------------           ------------
Total shareholders' equity                                                               25,376,900             15,014,200
                                                                                       ------------           ------------
                                                                                       $ 65,579,700           $ 54,930,900
                                                                                       ============           ============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Fiscal Years Ended
                                                                                ---------------------------
                                                                    January 29,          February 3,         February 2,
                                                                       2000                2001                 2002
                                                                       ----                ----                 ----
                                                                    (52 weeks)          (53 weeks)           (52 weeks)
                                                                  -------------        ------------          -----------
Net sales                                                          $186,038,400        $167,959,000         $127,909,100

Cost of goods sold                                                  119,936,900         103,309,500           76,268,900
                                                                   ------------        ------------         ------------

     Gross profit                                                    66,101,500          64,649,500           51,640,200

Selling, general and administrative expenses (includes $6,287,300 and $1,545,700 in asset impairment charges and lease
     termination costs in fiscal 2000
     and fiscal 2001, respectively)                                  77,830,600          76,214,500           60,345,700
                                                                   ------------        ------------         ------------

     Loss from operations                                           (11,729,100)        (11,565,000)          (8,705,500)

Interest expense                                                      1,606,400           2,534,300            1,604,900

Other expense (income), net                                              20,200             (75,100)              52,300
                                                                   ------------        ------------         ------------

     Loss before income taxes                                       (13,355,700)        (14,024,200)         (10,362,700)

Provision for income taxes                                                    -                   -                    -
                                                                   ------------        ------------         ------------

     Net loss                                                      $ 13,355,700)       $(14,024,200)        $(10,362,700)
                                                                   ============        ------------          ------------

Basic and diluted loss share                                       $      (0.49)       $      (0.52)        $      (0.38)
                                                                   ============        ============         ============

Weighted average shares outstanding                                  27,040,628          27,040,725           27,040,725

                             See accompanying notes.

                                TODAY'S MAN, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                     COMMON STOCK
                                                              NUMBER                                      RETAINED
                                                                OF                                        EARNINGS
                                                              SHARES               AMOUNT                 (DEFICIT)
                                                              ------               ------                 ---------
Balances at January 31, 1999                                27,014,485          $48,451,200             $  4,243,100

    Exercise of stock purchase warrants                            150                  400                        -

    Adjustment   of  shares  due  to   settlement   of
    pre-petition claims                                         26,090               62,100                        -

    Net loss                                                         -                    -              (13,355,700)

                                                            ----------          -----------             ------------
Balances at January 29, 2000                                27,040,725          $48,513,700             $ (9,112,600)

     Net loss                                                        -                    -              (14,024,200)

                                                            ----------          -----------             ------------
Balances at February 3, 2001                                27,040,725          $48,513,700             $(23,136,800)

     Net loss                                                        -                    -              (10,362,700)
                                                            ----------          -----------            -------------

Balances at February 2, 2002                                27,040,725          $48,513,700             $(33,499,500)
                                                            ==========          ===========             ============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Fiscal Years Ended
                                                                      ---------------------------------
                                                                      January 29,           February 3,          February 2,
                                                                         2000                  2001                 2002
                                                                         ----                  ----                 ----
Operating activities:
     Net loss                                                        $(13,355,700)       $(14,024,200)        $(10,362,700)
     Adjustments  to  reconcile  net loss to net cash  (used in)
        provided by operating activities:
         Depreciation expense                                           3,537,900           3,909,700            3,694,300
         Amortization expense                                             949,000           1,756,800            1,852,900
         Write-off of fixed assets                                              -           2,553,700              243,800
         Provision for uncollectible accounts
              receivable                                                  (34,300)            (10,000)              12,500
         Reserve of loans to shareholders                                       -             228,400                    -
         Deferred rent and other                                       (1,404,800)           (660,400)              23,300
     Changes in operating assets and liabilities:
         (Increase) decrease  in receivables                             (123,300)            126,900              231,100
         (Increase) decrease  in inventory                             (4,698,100)          8,393,600            3,682,300
         Decrease in prepaid expenses                                   4,038,400             290,000            1,417,700
         Increase (decrease) in payables and accrued
              expenses                                                  3,876,400           2,451,400             (187,200)
         Increase in other noncurrent assets                             (226,700)         (1,241,400)            (545,500)
     Total adjustments                                                  5,914,500          17,798,700           10,425,200
                                                                   --------------        ------------         ------------
Net cash (used in)provided by  operating activities                    (7,441,200)          3,774,500               62,500
Investing activities:
     Capital expenditures                                              (5,841,500)           (847,300)            (381,000)
     Fixtures and equipment in process                                    (68,200)                  -                    -
                                                                   --------------        ------------        -------------
Net cash used in investing activities                                  (5,909,700)           (847,300)            (381,000)

Financing activities:
     Repayment of capital leases                                          300,600            (400,600)            (224,200)
     Advance from landlord                                                      -                   -            3,000,000
     Proceeds from exercise of stock options and
         common stock purchase warrants                                    62,500                   -                    -
     Borrowings under revolving credit facility                       180,809,800         156,493,800          119,010,600
     Repayments of term loan and revolving credit facility           (168,610,400)        158,932,900)        (121,908,600)
                                                                   --------------        ------------         ------------
Net cash provided by (used in) financing                               12,562,500          (2,839,700)            (122,200)
Net (decrease) increase in cash                                          (788,400)             87,500             (440,700)
Cash  at beginning of year                                              1,181,100             392,700              480,200
                                                                   --------------        ------------         ------------
Cash  at end of year                                                     $392,700            $480,200              $39,500
                                                                   ==============        ============         ============

                             See accompanying notes.

                                TODAY'S MAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Performance and its Lending Institution Relationship

       Since the Company emerged from bankruptcy on December 31, 1997, it has sustained significant declines in sales and has experienced aggregate net losses of approximately $37,000,000. During the same period, the Company's working capital has declined and debt has increased. The decline in sales and resulting decline in working capital and increase in debt are due in part to a decrease in traffic and therefore a decrease in comparable store sales in four out of the last five fiscal years. Another contributing factor to the decrease in sales and working capital and the increase in debt is the fact that the Company closed five under performing stores over the last two fiscal years and has recorded charges of $7,833,000 related to the store closings. The Company has negotiated settlements with the landlords on all but two of the leases. The Company expects to settle the remaining leases in fiscal 2002. Additionally, the Company has taken steps to right size the business such as to reduce its operating expenses (including a layoff of personnel in January 2002) and inventory levels to be in line with the current revenue stream. Further, the Company opened six new concept stores in fiscal 2001. Each store is located in a suburban shopping mall within the Company's existing footprint. The Company anticipates that these locations will generate greater traffic than its existing locations as well as, to the extent the concept stores are located in a regional shopping mall, less competition from other menswear retailers while requiring significantly less square footage and therefore less inventory investment. The Company plans to open additional new concept locations in fiscal 2002 and beyond. The Company may also open additional superstores in the future if the demographics and economics work for a location(s). The Company also has a new management team working on executing this plan.

       Despite its efforts, the Company has required assistance from its lending institution to sustain its operations. In order to address liquidity needs or remain in compliance with the credit facility, which currently expires on February 2, 2004, the Company and the lending institution have entered into thirteen amendments or modification since its inception on December 4, 1998. The Company's credit facility has covenants requiring, amongst other things, minimum tangible net worth levels, net income/net loss levels, and fixed charge coverage ratios, daily application of Company receipts as payments against the credit facility and daily borrowings to fund cash requirements. Additionally, the Company's credit facility gives the lending institution the ability to declare an event of default, and thus render the loan immediately due and payable, based upon the lending institutions' own determination of a "material adverse change". If this were to occur, the Company would not be able to repay the loan in full. The indebtedness is secured by virtually all the Company's assets, including its inventory. In the event of a default, the lender would be able to take possession of such assets and sell them to pay off the loan. The Company has sought, but has not obtained, other sources of financing and has explored other efforts to improve its capital structure. The Company's ability to execute on its new business strategy, continue to improve operations, improve its capital structure and maintain its working relationship with the lending institution are all pivotal to the Company's ability to sustain operations.

2. Bankruptcy Reorganization

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

3. Description of Business and Significant Accounting Policies

Description of Business

       The Company operates menswear stores specializing in tailored clothing, furnishings and accessories and sportswear. The Company also offers footwear through licensed shoe departments. The stores are located in the Greater Philadelphia, Washington, D.C., Baltimore and New York Markets.

       Quasi-Reorganization

       As of January 30, 1998, the Company effected a quasi-reorganization through the application of $27,316,200 of its $74,115,700 Common Stock account to eliminate its retained deficit. The Company's Board of Directors decided to effect a quasi-reorganization given that the Company had completed its restructuring, obtained long-term financing and successfully emerged from bankruptcy. The Company's retained deficit, prior to the quasi-reorganization, was related to operations that resulted in the restructuring of the Company and losses incurred during the Chapter 11 proceeding and was not, in management's view, reflective of the Company's financial condition at the time the Company emerged from bankruptcy.

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

       Cash and Cash Equivalents

       The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company held no such investments as of February 3, 2001 and February 2, 2002.

       Fair Values of Financial Instruments

       The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying amount of long-term debt approximates its fair value because the interest rate is reflective of rates that the Company could currently obtain on debt with similar terms and conditions.

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

       Advertising

       The Company utilizes both broadcast and print advertising and expenses related costs as incurred. Advertising expense was $17,671,500, $12,561,600, and $7,860,400 for the fiscal years 1999, 2000, and 2001, respectively.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       Revenue Recognition

       Revenues from merchandise sales are recognized at the point of sale and are recorded net of actual returns and exclude sales tax.

       Store Closing Provision

       The Company provides a provision for store closings when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred, including future net lease obligations, fixed asset write-offs, employee costs and other direct store closing costs. Inventory valuation adjustments, as necessary, are recorded as additional cost of goods sold and as a direct reduction to inventory. If the Company determines that the provision is no longer necessary, it is reversed at that time.

       Recent Accounting Pronouncements

       In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a "Disposal of a Segment of a Business." FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FAS 144 as of February 3, 2002 and it has not determined the effect, if any, the adoption of FAS 144 will have on the Company's financial position and results of operations.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment

       Property and equipment is summarized as follows:

                                                                February 3,             February 2,
                                                                    2001                   2002
                                                                    ----                   ----

  Furniture, fixtures and signs                                 $  6,949,500           $  6,831,600
  Leasehold improvements                                          30,755,400             28,586,600
  Data processing equipment                                        7,733,700              7,394,700
  Fixtures and equipment under capital leases                      7,103,500              7,120,000
  Fixtures and equipment in process                                   61,200                 50,000
                                                                ------------           ------------
     Gross property and equipment                                 52,603,300             49,982,900
  Accumulated depreciation                                       (19,780,700)           (20,701,000)
  Accumulated amortization of equipment
     under capital leases                                         (4,846,500)            (5,436,000)
                                                                ------------           ------------
     Net property and equipment                                 $ 27,976,100           $ 23,845,900
                                                                ============           ============

       Property and equipment accounts and their associated accumulated depreciation accounts are reduced to "0" when the asset's useful life has expired. Depreciation and amortization expense related to property and equipment was $4,339,400, $4,552,800, and $4,267,400 for fiscal years 1999, 2000 and 2001, respectively. Fixtures and equipment in process includes items for new systems and equipment which as of the respective financial statement date have not been placed into service.

5. Related Party Transactions

       Certain of the Company's stores and its executive offices and distribution center are leased from Mr. David Feld, the Company's Chairman of the Board of Directors and principal shareholder. Rent expense on these locations was $1,817,300, $1,615,600, and $1,263,400 for the fiscal years ended January 29, 2000, February 3, 2001, and February 2, 2002, respectively.

       Included in the schedule of operating lease commitments in Note 7 are required payments on leases with Mr. David Feld for the Company's principal offices and distribution center as well as certain stores, totaling $1,376,200 for each of the next five years and $4,495,000 thereafter. Certain of the leases require increasing payments based upon changes in the Consumer Price Index.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt

       As more completely described in Note 2, all amounts outstanding under the Company's pre-petition debt facilities were satisfied pursuant to the Company's Plan of Reorganization, including claims for post-petition interest. Upon satisfaction of the obligations, any and all liens were removed by the pre-petition debt holders.

       The Company is party to a Loan and Security Agreement with LaSalle Bank, N.A. (successor to Mellon Bank, N.A.), individually and as agent. As of February 2, 2002, the Loan and Security Agreement, as amended, provided for a $25.0 million revolving credit facility with a $5.0 million sublimit for letters of credit. Outstanding letters of credit at February 2, 2002 were $1,048,000. As of February 2, 2002, the facility bore interest at 1.125% per annum above LaSalle Bank's base rate (LaSalle Bank's base rate was 4.75% at February 2, 2002) and expired on February 3, 2003. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves. Availability under the revolving credit facility was $1,064,300 as of February 2, 2002. The agreement also provides for an over-advance facility. The Loan and Security Agreement has covenants requiring amongst other things minimum tangible net worth levels, net income/net loss levels, fixed charge covenants ratios daily application of Company receipts as payments against the credit facility and daily borrowings to fund cash requirements. Additionally the Company's credit facility gives the lending institution the ability to declare an event of default and thus render the loan immediately due and payable, based upon the lending institution's own determination of a "material adverse change". If this were to occur, the Company would not be able to repay the loan in full. The Company has sought, but has not obtained, other sources of financing and has explored other efforts to improve its capital structure. The Company's ability to execute on its new business strategy, continue to improve operations, improve its capital structure and maintain its working relationship with the lending institution are all pivotal to the Company's ability to sustain operations. The Company granted LaSalle Bank, N.A. a lien on its tangible and intangible assets to secure this facility. Additionally, Mr. David Feld, Chairman of the Board and principal shareholder of the Company, provided additional collateral to secure the credit facility.

       On February 27, 2002, the Company and LaSalle Bank entered into Amendment 12 to the revolving credit facility. The amended agreement extends the expiration date of the revolving credit facility to February 2, 2004. The amended agreement recast all of the Company's financial covenants as of and for the year ended February 2, 2002 such that the Company would be in compliance with these financial covenants. The amendment also sets the covenants for the remaining term of the loan agreement. The Company was in compliance with all covenants under the amended Agreement as of February 2, 2002. The agreement also amended the over-advance facility. The permitted out-of-formula advances may not exceed $3,500,000 from February 27, 2002 to May 30, 2002. The over-advance facility is then reduced to $3,000,000 on May 31, 2002, $2,750,000 on June 30, 2002, increases to $3,500,000 on July 31, 2002, reduces to $3,000,000 on
September 30, 2002, $2,500,000 on November 30, 2002, $1,750,000 on December 15,
2002 and expires on December 31, 2002. The amendment also reduces the outstanding revolving credit facility usage (including the permitted out-of-formula advances) to $23,000,000. The amendment also effectively changes the interest charged on the facility to 1.25% per annum above LaSalle's base rate. The Company must pay a termination fee of $1,050,000 if the facility is terminated on or before February 2, 2004.

       On April 25, 2002, the Company and LaSalle entered into Amendment 13 to the revolving credit facility. The amended Agreement recast all of the Company's financial covenants.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7. Commitments and Contingencies

       The Company leases its stores and distribution center under non-cancelable operating leases. Several stores and the Company's distribution center are leased from Mr. David Feld, the Company's Chairman of the Board of Directors and principal shareholder. (See Note 5.) In addition, certain equipment leases are classified as capital leases. The following is a schedule by year of the future minimum lease payments at February 2, 2002 for leases with initial terms in excess of one year:

                                                                        Capital           Operating
                                                                        Leases              Leases
                                                                    ------------          -----------
2002                                                                   $330,600           $14,285,400
2003                                                                    313,200            12,397,300
2004                                                                    203,100            11,572,200
2005                                                                        100            10,848,000
2006                                                                          -             9,900,400
Thereafter                                                                    -            27,378,700
                                                                    -----------           -----------
                                                                        847,000           $86,382,000
Total minimum lease payments                                                              ===========

Less:
     Amounts representing interest                                      133,600
                                                                    -----------
     Present value of net minimum lease payments                       $713,400
                                                                    ===========

       Total rent expense for the fiscal years ended January 29, 2000, February 3, 2001, and February 2, 2002 was, $12,963,600, $13,329,000, and $12,427,900,
respectively.

       The distribution center lease provides for payment by the Company of direct operating costs including real estate taxes. Certain store leases provide for increases in rentals when sales exceed specified levels. To date, no such payments have been required.

       Certain store leases provide for predetermined escalations in future minimum annual rentals. The pro rata portion of future minimum rent escalations, amounting to $2,284,800 and $5,308,200 at February 3, 2001 and February 2, 2002, respectively, has been included in Deferred rent and other in the accompanying Consolidated Balance Sheet.

       The Company is involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company. The Company maintains general liability insurance coverage in amounts deemed adequate by management.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



8. Profit Sharing Plan

       The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code. In fiscal 2001 the Company revised its 401K Profit Sharing Plan. The revised plan allows all eligible employees to defer up to 15% of their income on a pretax basis through contributions to the plan. Under the provisions of the plan, the Company matches a minimum of 10% of the employees' contributions. In addition to the minimum Company matching contribution of 10% of employee salary deferrals, there is an annual discretionary contribution of 10% of the employee's salary deferrals based on a formula with respect to the Company's performance.

       The charge to operations for Company contributions was $327,200, $329,100, and $136,700 for the years ended, January 29, 2000, February 3, 2001, and February 2, 2002, respectively.

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

9. Supplemental Cash Flow Information

                                                                  For the Fiscal Years Ended
                                                                  ---------------------------
                                                    January 29,          February 3,          February 2,
                                                       2000                 2001                 2002
                                                       ----                 ----                 ----
     Interest paid                                  $1,741,800         $2,746,300             $1,568,800

10. Income Taxes

       A reconciliation of the effective tax rate with the statutory federal income tax rate follows:

                                                                  For the Fiscal Years Ended
                                                                  ---------------------------
                                                     January 29,         February 3,          February 2,
                                                        2000                 2001                2002
                                                        ----                 ----                ----
Statutory federal income tax rate                         34.0%               34.0%                34.0%
Effect of permanent differences                           (0.3)               (0.3)                (0.3)
Income tax valuation allowance                           (33.7)              (33.7)               (33.7)
                                                        ------              -------              ------
                                                             -%                  -%                   -%
                                                        ------              -------              ------


                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         The components of the deferred tax assets and liabilities are as follows:

                                                          February 3,              February 2,
                                                             2001                     2002
                                                             ----                     ----
Deferred tax assets:
    Accrued liabilities                                $     956,000            $     24,700
    Inventory                                                383,300                 337,700
    Net operating loss carryforward                       17,118,600              19,957,100
    AMT credit carryforward                                  394,300                 394,300
    Leases                                                   927,600               2,038,400
    Bad debts                                                  7,000                  12,100
    Other                                                     49,700                  49,700
    Property and equipment, including
         capital leases                                       43,900               1,262,600
                                                       -------------            ------------
Total deferred tax assets                                 19,880,400              24,076,600
Less:  deferred tax valuation allowance                  (19,582,400)            (23,897,700)
                                                       -------------            ------------
Net deferred tax assets                                      298,000                 178,900
                                                       -------------            ------------

Deferred tax liabilities:
    Property and equipment, including
        capital leases                                             -                       -
    Other                                                    698,000                 578,900
                                                       -------------            ------------
                                                             698,000                 578,900
                                                       -------------            ------------
Net deferred tax liability                             $     400,000            $    400,000
                                                       =============            ============


       The valuation allowance against deferred tax assets increased by $4,315,300 in fiscal 2001 due to the increase in net operating loss carryforwards.

       As a result of the Company's quasi-reorganization (see Note 2), the Company is required to record a charge in lieu of income taxes for federal and state taxes that are eliminated by the utilization of tax benefits existing at the quasi-reorganization date and result in an increase to contributed capital. For 2000 and 2001, there is no charge in lieu of income taxes being reflected due to the post quasi-reorganization loss. As of February 2, 2002, the Company has $10,588,000 remaining of tax attributes that will be credited to additional paid in capital if realized.

       At February 2, 2002, the Company had available for carryforward net operating losses (for federal tax purposes) of $48,583,400 and a minimum tax credit carryover of $394,000. The NOL carryforwards expire in 2012 through 2020; the minimum tax credits can be carried forward indefinitely. Additionally, at February 2, 2002, the Company had available carryforward losses for state tax purposes in the states in which the Company does business. These deferred tax assets are fully offset by the valuation allowance.

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11. Stock Option Plans

       Pursuant to the Plan of Reorganization: (i) the existing employee and director stock option plan and all existing options thereunder were canceled and
(ii) the Management Stock Option Plan ("Management Plan") was adopted. The Management Plan was amended by the Board of Directors in January 2001 to increase the number of shares of Common Stock authorized for issuance under the plan from 2,450,000 shares to 5,000,000 shares. At February 2, 2002, the Company had outstanding options to purchase an aggregate of 2,843,500 shares of Common Stock under the Management Stock Option Plan. The following summarizes activity in fiscal 1999, fiscal 2000 and fiscal 2001.

                              Management Stock Option Plan

                                                  Number of
                                                 Shares Under           Exercise Price
                                                   Option                Per Share
                                                -----------              -------------
Outstanding at January 30, 1999                   1,997,500              $1.31 - $2.38

Options issued                                      362,500              $1.28 - $2.38

Options cancelled                                  (448,100)             $2.38
                                                  ---------              -------------

Outstanding at January 29, 2000                   1,911,900              $1.28 - $2.38

Options issued                                    2,305,000              $0.20 - $0.56

Options cancelled                                  (685,400)             $0.31 - $2.38
                                                  ---------              -------------

Outstanding at February 3, 2001                   3,531,500              $0.20 - $2.38

Options issued                                       40,000              $0.13 - $0.23

Options cancelled                                  (728,000)             $0.20 - $2.38
                                                  ---------              -------------

Outstanding at February 2, 2002                   2,843,500              $0.13 - $2.38
                                                  =========              =============

Exercisable at February 2, 2002                   2,500,200              $0.13 - $2.38
                                                  =========              =============


                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


       Set forth below are the outstanding options at February 2, 2002, summarized by range of exercise price:

------------------------------------------------------------------------------------------------------------------
 Range of Exercise          Number           Weighted         Weighted
      Prices             Outstanding          Average          Average            Number        Weighted Average
                                          Remaining Life   Exercise Price      Exercisable       Exercise Price
------------------------------------------------------------------------------------------------------------------
   $0.13 - $0.56            1,834,500             9             $0.25           1,503,000             $0.23
------------------------------------------------------------------------------------------------------------------
   $1.28 - $1.56               35,000             8             $1.41              24,000             $1.41
------------------------------------------------------------------------------------------------------------------
       $2.38                  974,000             6             $2.38             973,200             $2.38
------------------------------------------------------------------------------------------------------------------

       Options to purchase an aggregate of 5,000,000 shares of Common Stock may be granted pursuant to the Management Stock Option Plan. Options are granted at the fair market value at the date of grant. At February 2, 2002, 2,156,500 options were available for grant. The unexercisable options issued vest over three years. All options issued expire ten years from the date of grant.

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

       Pro-forma information regarding net income and earnings per share is required using the alternative fair value accounting provided for under FASB Statement No. 123. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                              1999           2000          2001
                                                              ----           ----          ----
Risk-free interest rate                                       6.0%            5.4%         4.1%
Dividend yield                                                0%              0%           0%
Volatility factor of the expected market price of the         0.626           0.618        0.648
Company's common stock
Weighted average expected life of the options                 5               5            5


       The weighted average fair value of options granted during the year was $0.86, $0.16, and $0.10 for the year ending January 29, 2000, February 3, 2001, and February 2, 2002, respectively.

       For purposes of pro-forma disclosure, the estimated fair value of the options issued as part of the Management Plan is amortized to expense in accordance with the options vesting period. The Company's pro-forma information is as follows:

                                                                    1999                2000                2001
                                                                    ----                ----                ----
Pro-forma net loss                                            $(13,810,200)      $(14,165,700)       $(10,689,400)
Pro-forma loss per share:
Basic and diluted                                                  $(0.51)            $(0.52)             $(0.40)
                                                                   =======            =======             =======

                                TODAY'S MAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Store Closing and Other Unusual Charges

       For the fiscal year ended February 2, 2002, the Company recorded store closing and other unusual charges of $1,545,700, primarily related to one store closing in fiscal 2001 and two anticipated store closings in fiscal 2002 to cover estimated lease termination costs and asset impairment charges. Included in this charge is severance payments of $228,300 related to headcount reductions for 16 employees and $310,000 related to an additional reserve for lease termination costs for a store closed in the prior year. For the fiscal year ended February 3, 2001, the Company recorded store closing and other unusual charges of $6,287,300, primarily related to four store closings to cover estimated lease termination costs and asset impairment charges. Included in this charge is severance payments of $615,000 related to headcount reductions for 7 employees. For the fiscal year ended January 29, 2000, the Company recorded a charge of $883,000 for severance payments related to headcount reductions for 20 employees. No such charges were recorded for the fiscal year ended January 30, 1999. These charges are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. During fiscal 2001 the Company paid $3,558,900 related to these charges and at February 2, 2002, $1,350,800 of these charges have not been paid and are reported in accrued expenses and other current liabilities. These amounts are expected to be paid during fiscal 2002.


DIRECTORS                                                               CORPORATE OFFICES
David Feld                                                              835 Lancer Drive
Chairman of the Board                                                   Moorestown, New Jersey 08057
Today's Man, Inc                                                        Telephone:  (856) 235-5656

Bruce Weitz                                                             INDEPENDENT AUDITORS
President and Chief Executive Officer                                   Ernst & Young LLP
Today's Man, Inc.                                                       Two Commerce Square
                                                                        2001 Market Street
Neal J. Fox                                                             Philadelphia, Pennsylvania 19103
Consultant
Today's Man, Inc.                                                       COUNSEL
                                                                        Blank Rome Comisky & McCauley LLP
Larry Feld                                                              One Logan Square
Vice President, Store Development and Secretary                         Philadelphia, Pennsylvania 19103-6998
Today's Man, Inc.
                                                                        TRANSFER AGENT AND REGISTRAR
Leonard Wasserman                                                       StockTrans, Inc.
Consultant                                                              Seven East Lancaster Avenue
                                                                        Ardmore, Pennsylvania 19003
Verna Gibson
Partner, Retail Options, Inc.

Eli Katz
homeclick.com

EXECUTIVE OFFICERS

Bruce Weitz
President and Chief Executive Officer

Frank E. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

Mycal Webster
Executive Vice President, Store Operations

Larry Feld
Vice President, Store Development and Secretary

David J. Brown
Vice President,  Controller and Chief Accounting Officer
