Form 10-K/A
period 2001-02-03
TODAYS MAN INC
filed 2002-06-03
CIK 885546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended February 3, 2001

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  ____________________

                           Commission File No. 0-20234

                                TODAY'S MAN, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Pennsylvania                          23-1743137
---------------------------------------------  ---------------------------------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
                or Organization)

                835 Lancer Drive
             Moorestown, New Jersey                             08057
    ----------------------------------------                  ----------
    (Address of principal executive offices)                  (Zip Code)

        Registrant's Telephone Number, Including Area Code (609) 235-5656 Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, no par value                        27,040,725
---------------------------  ---------------------------------------------------
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

         Yes |X|            No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes |X|            No | |

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant is $2,969,569(1)

         Documents incorporated by reference are listed in the Exhibit Index.

------------------
(1) The aggregate dollar amount of the voting and non-voting common equity set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of shares of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $.17, the last reported sale price for the Company's Common Stock on April 22, 2002. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                    PART III

   Item 10.       Directors and Executive Officers of the Registrant..............................................1
   --------       ---------------------------------------------------

   Item 11.       Executive Compensation..........................................................................4
   --------       -----------------------

   Item 12.       Security Ownership of Certain Beneficial Owners and Management..................................8
   --------       ---------------------------------------------------------------

   Item 13.       Certain Relationships and Related Transactions.................................................10
   --------       -----------------------------------------------

                                 --------------

         As used in this Amendment No. 1 to Annual Report on Form 10-K, "fiscal 1991," "fiscal 1992," "fiscal 1993," "fiscal 1994," "fiscal 1995," "fiscal
1996," "fiscal 1997," "fiscal 1998," "fiscal 1999," "fiscal 2000," "fiscal
2001," and "fiscal 2002," refer to the Company's fiscal years ended or ending February 1, 1992, January 30, 1993, January 29, 1994, January 28, 1995, February 3, 1996, February 1, 1997, January 31, 1998, January 30, 1999, January 29, 2000,
February 3, 2001, February 2, 2002 and February 1, 2003, respectively.

Today's Man(R) is a registered trademark of the Company.

         In accordance with instruction G(3) to Form 10-K, Today's Man, Inc. ("Today' s Man" or the "Company") is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2002 to provide the information required in Part III.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The following table sets forth information concerning the Company's directors. Information concerning the Company's executive officers who are not directors is set forth in Item 4.1 of the Annual Report on Form 10-K previously filed.

                                                                                        Director
             Name                 Age                      Position                      Since     Term Expires
---------------------------      -----   ------------------------------------------     --------   ------------
David Feld.................       54     Chairman of the Board                            1971          2005
Larry Feld                        51     Vice President, Store Development,               1971          2003
                                         Secretary and Director
Neal J. Fox................       67     Vice Chairman of the Board                       2000          2005
Verna K. Gibson (1)(2).....       59     Director                                         1992          2003
Eli Katz (1)(2)............       30     Director                                         2000          2004
Leonard Wasserman..........       76     Director                                         1992          2002
Bruce Weitz................       54     President and Chief Executive Officer and        2000          2004
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

         Mr. Fox was appointed as a Director in May 2000 to fill a vacancy on the Board of Directors and became Vice Chairman of the Board and an employee of the Company in August 2000 with responsibility for Merchandising and Marketing. In November 2001, Mr. Fox resigned as Vice Chairman, Merchandising and Marketing but continues to work as a consultant for the Company. Mr. Fox was the Chief Executive Officer of Sulka, a luxury menswear retailer based in New York City, from 1989 through 1999. From 1983 to 1988, Mr. Fox was employed by Garfinckel's, Raleigh's and Co. or its predecessor, most recently as Chairman and Chief Executive Officer. Prior to that, Mr. Fox was engaged in a retail and manufacturing consulting business from 1981 to 1983 and held senior management positions with I. Magnin (1976 to 1981), Bergdorf Goodman (1975 to 1976) and Neiman Marcus (1966 to 1975).

         Mrs. Gibson is a retail consultant. From 1985 to 1991, Mrs. Gibson was President and Chief Executive Officer of the Limited Stores Division of Limited Stores, Inc., which she joined as a trainee in 1971. From January 1991 through 1995, Ms. Gibson served as President of Outlook Consulting Int., Inc. and in January 1999, she resumed the position of President of Outlook Consulting Int., Inc. From December 1994 to July 1996, Mrs. Gibson served as Chairman of the Board of Petrie Retail, Inc. Petrie Retail filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code in October 1995. From 1993 to fall 1999, Ms. Gibson was a partner of Retail Options, Inc., a New York based retail consulting firm. Mrs. Gibson is also a director of Chicos FAS, Inc.

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

         Mr. Weitz was appointed as a Director in May 2000 to fill a vacancy on the Board of Directors and became President and Chief Executive Officer in August 2000. Mr. Weitz was the Chairman, President and Chief Executive Officer of Duane Reade Drugstores, located in New York City, from 1992 to 1996. From 1988 to 1992, he was President and Chief Operating Officer of Grossman 's Inc., a Massachusetts based home improvement chain. Prior to that, he was employed by First National Supermarkets, a Connecticut based supermarket chain, most recently as President, Eastern Division.

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

Consulting Agreement with Neal J. Fox

                  On November 30, 2001, the Company entered into a consulting agreement with Neal J. Fox, pursuant to which Mr. Fox agreed to provide consulting services during the period from February 3, 2002 to January 21, 2003 for a fee of $329,000, payable in monthly installments.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with during fiscal 2001 except that Mr. Bruce Weitz did not timely file a statement of changes of beneficial ownership of securities on Form 4 with respect to a purchase of stock in June 2001.

Item 11. Executive Compensation.

         Summary Compensation Table

         The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and each of the five other most highly compensated executive officers of the Company for services rendered in all capacities for fiscal 2001, fiscal 2000 and fiscal 1999.

                                                                                        Long-Term
                                                        Annual Compensation           Compensation
                                                 -----------------------------------  -------------
                                                                                       Securities
                                                                        Other Annual   Underlying     All Other
   Name and Principal Position     Fiscal Year    Salary       Bonus    Compensation     Options     Compensation
--------------------------------   -----------   ---------    --------  ------------   -----------   ------------
David Feld (2)..................      2001       $161,500      $  --     $     --             --     $    1,640
Chairman of the Board                 2000        190,000         --           --             --          4,200
                                      1999        190,000         --           --             --          3,298

Larry Feld......................      2001        195,000         --           --             --            348
Vice President Store Development      2000        195,000         --           --             --          3,218
                                      1999        189,615         --           --             --          4,126

Neal J. Fox (3).................      2001        340,000         --           --             --             --
Vice Chairman, Merchandising and      2000        176,923         --       20,350  (4)   480,000  (5)        --
Marketing                             1999             --         --           --             --             --

Frank E. Johnson................      2001        221,000         --           --             --          1,986
Executive Vice President and          2000        260,000         --           --        200,000          4,200
Chief Financial Officer               1999        251,923         --           --             --          4,055

Mycal Webster...................      2001        191,250         --           --             --          1,865
Executive Vice President Store        2000        225,000         --           --        200,000          4,420
Operations                            1999        211,539         --           --             --          3,538

Bruce Weitz (6).................      2001        340,000         --           --             --          1,457
President and Chief Executive         2000        184,615         --       20,370 (4)    480,000  (5)        --
Officer                               1999             --         --           --             --             --

----------------------------
(1) Represents the Company's matching contribution under the 401(k) Profit Sharing Plan.

(2) Mr. David Feld was also President and Chief Executive Officer of the Company until August 2000.

(3) Mr. Fox became a director of the Company in May 2000 and Vice Chairman, Merchandising and Marketing, in August 2000 until his resignation from such position in November 2001.

(4) Includes relocation expenses of $14,450 paid on behalf of each of Mr. Fox and Mr. Weitz. The cost of perquisites is not disclosed for any other executive officers because the disclosure threshold (the lower of $50,000 or 10% of salary plus bonus) was not reached in the year presented.

(5) Does not include options to purchase 100,000 shares granted to each of Mr. Fox and Mr. Weitz upon their appointment as directors in May 2000.

(6) Mr. Weitz became a director of the Company in May 2000 and President and Chief Executive Officer in August 2000.

Option Grants in Last Fiscal Year

         No options were granted in fiscal 2001 to the executive officers of the Company named in the Summary Compensation Table.

Aggregated Option Exercises in Last Year and Fiscal Year-End Option Values

         The following table sets forth certain information concerning the number and value of unexercised options held at the end of fiscal 2001 by the executive officers of the Company named in the Summary Compensation Table.

                                                              Number of Securities     Value of Unexercised
                                                             Underlying Unexercised   In-the-Money Options at
                                   Shares                      Options at Fiscal          Fiscal Year-End
                                 Acquired on      Value             Year-End                Exercisable/
             Name                 Exercise     Realized(1)  Exercisable/Unexercisable     Unexercisable(2)
-------------------------------  -----------   -----------  -------------------------  ----------------------
David Feld.....................      --            --              250,000/0                   $0/$0
Larry Feld.....................      --            --              100,000/0                    0/0
Neal J. Fox(3).................      --            --                 0/0                       0/0
Frank E. Johnson...............      --            --              400,000/0                    0/0
Mycal Webster..................      --            --              250,000/0                    0/0
Bruce Weitz (3)................      --            --           270,000/210,000                 0/0

--------------------------
(1)      No options were exercised by the named executive officers in fiscal
         2001.

(2) The last sale price of the Common Stock on February 1, 2002, the last trading day in fiscal 2000, as reported on the OTC Bulletin Board, was $0.150 per share.

(3) Does not include options to purchase 100,000 shares granted each of Mr. Fox and Mr. Weitz upon their appointment as directors in May 2000.


Employment Agreement

         In August 2000, the Company entered into employment agreement with Bruce Weitz. Under the agreement, Mr. Weitz is employed as the Company's Chief Executive Officer at an annual salary of $400,00 and is eligible for an annual bonus of up to $200,000, determined by the Compensation Committee of the Board of Directors based upon: (i) the Company's financial performance and condition,
(ii) the executive's performance in view of goals and standards adopted by the Board of Directors, and (iii) market conditions. In addition, Mr. Weitz was granted an option to purchase 280,000 shares at the fair market value of the common stock on the date of the agreement and is entitled to other benefits under the agreement.

         Mr. Weitz's employment will terminate upon his death and may be terminated by the Company due to disability, for cause or, after the first year of the term, upon 30 days prior notice to the executive. Mr. Weitz may terminate his employment for good reason, defined as the material breach of the agreement by the Company. If, at any time prior to August 30, 2004, the Company terminates Mr. Weitz's employment without cause or Mr. Weitz terminates his employment for good reason, then:

         o the Company will pay Mr. Weitz a severance payment equal to Mr. Weitz's annual base salary in effect on the date of termination, payable in four equal quarterly installments, and

         o Mr. Weitz's stock option granted under the agreement will immediately vest as to 50% of the shares subject to the option, in addition to any shares previously vested.

         No severance payment is payable if Mr. Weitz is terminated after August 31, 2004. The agreement also contain noncompetition, nondisclosure and nonsolicitation covenants.

         The Company had entered into a similar agreement with Neal J. Fox in connection with his employment as Vice Chairman, Merchandising and Marketing in August 2000 until his resignation in November 2001.

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

Severance Plan

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

Change in Control Plan

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of April 22, 2002 certain information with respect to the beneficial ownership of the Common Stock (i) by each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) by each director of the Company, (iii) by each executive officer of the Company named in the Summary Compensation Table and (iv) by all directors, nominees for directors and executive officers of the Company as a group. Except as otherwise indicated, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.

                                                                           Shares Beneficially Owned (1)
                                                                        ----------------------------------
                                                                           Number                 Percent
                                                                        ----------               ---------
David Feld (2)................................................           8,507,714                 31.2%
Larry Feld (3) ...............................................             306,055                  1.1
Neal J. Fox (4)...............................................              60,000                  *
Verna K. Gibson (5)...........................................             387,500                  1.4
Frank E. Johnson (6)..........................................             441,165                  1.6
Eli Katz (7)..................................................              65,000                  *
Leonard Wasserman (8).........................................             313,131                  1.2
Mycal Webster (9).............................................             317,634                  1.2
Bruce Weitz (10)..............................................           1,155,000                  4.2
All directors and executive officers as a group (total of 10
     persons) (11)............................................          11,553,199                 40.4

------------------------
* Less than one percent.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, include securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after April 22, 2002. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

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

(4) Consists of options to purchase 60,000 shares under the Management Stock Option Plan.

(5) Includes options to purchase 100,000 shares under the Management Stock Option Plan.

(6) Includes options to purchase 400,000 shares under the Management Stock Option Plan. Also includes 2,199 shares allocated to his account in the 401(k) Profit Sharing Plan.

(7) Includes options to purchase 60,000 shares under the Management Stock Option Plan.

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

(10) Includes options to purchase 330,000 shares under the Management Stock Option Plan

(11) Includes an aggregate of options to purchase 1,550,000 shares under the Management Stock Option Plan held by all directors and executive officers as a group.

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

                                                       Lease            Lease
                                                    Commencement      Termination        Annual Base
                    Location                            Date             Date             Rental (1)
---------------------------------------------       ------------      -----------        ------------
Center City Philadelphia, PA.................           1980              n/a            $365,700 (2)
Deptford, NJ.................................           1985             2013             245,600 (3)
Moorestown, NJ...............................           1988             2009             739,200
Langhorne, PA................................           1988             2008             398,800 (3)

-----------------------
(1) Does not include taxes, insurance and other operating expenses payable by the Company.

(2) The Company closed this store in the third quarter of fiscal 2000 but continues paying rent under the lease.

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

         In fiscal 2001, the Company paid an aggregate of $1,817,300 to Mr. David Feld under all leases with him. The Company believes that the terms of each of the leases with Mr. David Feld are no less favorable to the Company than those generally available from unaffiliated third parties. The Company will not lease additional facilities to or from any officers, directors or affiliated parties without the approval of its non-employee directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on June 3, 2002.

                                              TODAY'S MAN, INC.



                                              By: /s/ David Feld
                                                  -----------------------
                                                  David Feld
                                                  Chairman of the Board