Form 10-Q
period 2002-05-04
TODAYS MAN INC
filed 2002-06-07
CIK 885546

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                May 4, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended _______________________to________________________


                   ------------------------------------------

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

                           YES __X__       NO _____.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN A BANKRUPTCY DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           YES _____       NO _____.



27,040,725 common shares were outstanding as of May 20, 2002.

                                TODAY'S MAN INC.
                                ----------------

                                      INDEX
                                      -----

                                                                                                       PAGE
                                                                                                       ----
PART I.           FINANCIAL INFORMATION:

       Item 1.    Condensed Consolidated Financial Statements - Unaudited

       Consolidated Balance Sheets
                  May 4, 2002 and February 2, 2002.........................................................1

       Consolidated Statements of Operations
                  Thirteen weeks ended May 4, 2002 and May 5, 2001.........................................2

       Consolidated Statements of Cash Flows
                  Thirteen weeks ended May 4, 2002 and May 5, 2001.........................................3

                  Notes to Consolidated Financial Statements...............................................4

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................................5-9

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

       Item 4.    Submission of Matters to a Vote of Security Holders....................................10

       Item 5.    Other Information......................................................................10

       Item 6.    Exhibits and Reports on Form 8-K.......................................................10

         Signatures......................................................................................11



                                                 TODAY'S MAN, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                                                                         May 4,              February 2,
                                                                                          2002                  2002
                                                                                          ----                  ----
                                                                                      (Unaudited)
                                                      ASSETS

Current assets:
      Cash                                                                             $   125,500            $     39,500
      Due from credit card companies and other receivables, net                          1,692,000               1,332,400
      Inventory                                                                         29,185,900              27,258,800
      Prepaid expenses and other current assets                                          1,172,600                 958,100
      Prepaid inventory purchases                                                          403,800                 238,200
                                                                                       -----------             -----------
         Total current assets                                                           32,579,800              29,827,000

Property and equipment, less accumulated depreciation and
      amortization                                                                      22,509,600              23,845,900
Rental deposits and other noncurrent assets                                              1,301,600               1,258,000
                                                                                       -----------             -----------
                                                                                       $56,391,000             $54,930,900
                                                                                       ===========             ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                 $12,765,400             $13,748,900
      Accrued expenses and other current liabilities                                     3,016,500               3,938,300
      Current maturities of capital lease obligations                                      253,200                 253,200
      Obligations under revolving credit facility                                       20,188,000              15,808,000
                                                                                       -----------             -----------
         Total current liabilities                                                      36,223,100              33,748,400

Capital lease obligations, less current maturities                                         364,100                 460,200
Deferred rent and other                                                                  5,687,900               5,708,100
                                                                                       -----------             -----------
                                                                                        42,275,100              39,916,700
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, no par value, 100,000,000 shares authorized,
      27,040,725 shares issued and outstanding                                          48,513,700              48,513,700
Retained earnings (deficit)                                                            (34,397,800)            (33,499,500)
                                                                                       -----------             -----------
Total shareholders' equity                                                              14,115,900              15,014,200
                                                                                       -----------             -----------
                                                                                       $56,391,000             $54,930,900
                                                                                       ===========             ===========

                             See accompanying notes.


                                            TODAY'S MAN, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                         FOR THIRTEEN WEEKS ENDED
                                                                       May 4,                 May 5,
                                                                        2002                   2001
                                                                        ----                   ----
Net sales                                                           $26,630,100            $31,564,900

Cost of goods sold                                                   14,496,300             18,722,000
                                                                    -----------            -----------

       Gross profit                                                  12,133,800             12,842,900

Selling, general and administrative expenses                         12,717,000             14,629,100
                                                                    -----------            -----------

Loss from operations                                                   (583,200)            (1,786,200)

Interest expense and other income, net                                  315,100                417,400
                                                                    -----------            -----------

       Loss before income taxes                                        (898,300)            (2,203,600)

Provision for income taxes                                                    -                      -
                                                                    -----------            -----------

Net     loss                                                        $  (898,300)           $(2,203,600)
                                                                    ===========            ===========

Loss per share - basic and diluted                                  $     (0.03)           $     (0.08)
                                                                    ===========            ===========

Weighted average shares outstanding - basic and diluted              27,040,725             27,040,725
                                                                    ===========            ===========


                             See accompanying notes.


                                                  TODAY'S MAN, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                           FOR THIRTEEN WEEKS ENDED
                                                                                         May 4,                  May 5,
                                                                                          2002                    2001
                                                                                          ----                    ----
Operating activities
     Net loss                                                                         $  (898,300)             $(2,203,600)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation and amortization                                                  1,348,500                1,179,000
         Deferred rent and other                                                          (20,200)                (220,100)
     Changes in operating assets and liabilities:
         Increase in receivables                                                         (359,600)                 (56,000)
         (Increase) decrease in inventory                                              (1,927,100)                  34,200
         (Increase) decrease in prepaid expenses and other current assets
             and prepaid inventory purchases                                             (380,100)                 621,500
         Increase in rental deposits and other non-current assets                         (43,600)                (178,000)
         Decrease in payables and accrued expenses                                     (1,905,300)              (2,474,500)
                                                                                      -----------              -----------
     Total adjustments                                                                 (3,287,400)              (1,093,900)
                                                                                      -----------              -----------

Net cash used in operating activities                                                  (4,185,700)              (3,297,500)

Cash flow used in investing activities:
     Capital expenditures                                                                 (12,200)                (150,200)
                                                                                      -----------              -----------
Net cash used in investing activities                                                     (12,200)                (150,200)

Cash flow provided by financing activities:
     Repayment of capital leases                                                          (96,100)                (103,300)
     Borrowings under revolving credit facility                                        27,286,700               33,075,000
     Repayments of revolving credit facility                                          (22,906,700)             (32,878,900)
     Advances from landlord                                                                     -                3,000,000
                                                                                      -----------              -----------
Net cash provided by financing activities                                               4,283,900                3,092,800

Net increase (decrease) in cash                                                            86,000                 (354,900)
Cash at beginning of period                                                                39,500                  480,200
                                                                                      -----------              -----------
Cash at end of period                                                                 $   125,500              $   125,300
                                                                                      ===========              ===========


                             See accompanying notes.

                                TODAY'S MAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Basis of Financial Statement Presentation

       The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals and the asset write-offs and lease termination costs disclosed in Note
3) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's sales, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending February 1, 2003. For further information, refer to the consolidated financial statements and footnotes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

       In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a "Disposal of a Segment of a Business." FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 as of February 3, 2002 and has determined the adoption of FAS 144 has not had a material effect on the Company's financial position and results of operations.


2.     Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3.     Store Closings

       For the fiscal year ended February 2, 2002, the Company recorded store closing and other unusual charges of $1,545,700, primarily related to one store closing in fiscal 2001 and two anticipated store closings in fiscal 2002 to cover estimated lease termination costs and asset impairment charges. During the thirteen weeks ended May 4, 2002 the Company paid $372,500 related to these charges and at May 4, 2002, $978,300 of these charges have not been paid and are reported in accrued expenses and other current liabilities. These amounts are expected to be paid by the end of fiscal 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Considerations

       In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended February 2, 2002, a copy of which can be obtained, without charge except for exhibits to the Report, upon written request to Mr. Frank E. Johnson, Executive Vice President and Chief Financial Officer, Today's Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.


Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

       Certain statements in this Form 10-Q which are not historical facts, including, without limitation, statements as to the Company's plans for fiscal 2002, or as to management's beliefs, expectations, or opinions, are forward looking statements that involve risks and uncertainties and are subject to change at any time. Certain factors, including, without limitation the risk that the assumptions upon which the forward-looking statements are based ultimately may prove incorrect, risks relating to the Company's performance and relationship with its lender, the Company's growth strategy, small store base and geographic concentration, the declining unit sales of men's tailored clothing, control of the Company by its principal shareholder, the Company's relationship with its suppliers and possible foreign currency fluctuations, the Company's dependence on senior management, the effects of seasonality and general economic conditions, competition and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. See "Investment Considerations" above, for instructions on how to receive a copy of the Company's Annual Report.


RESULTS OF OPERATIONS:

       The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen week periods ended May 4, 2002 and May 5, 2001, respectively.

                                                     PERCENTAGE OF NET SALES
                                                      THIRTEEN WEEKS ENDED
                                                      May 4,         May 5,
                                                       2002           2001
                                                     ------------------------
Net sales                                              100.0%         100.0%
Cost of goods sold                                      54.4           59.3
                                                     ------------------------
     Gross profit                                       45.6           40.7
Selling, general and administrative expenses            47.7           46.4
                                                     ------------------------
     Loss from operations                               (2.1)          (5.7)
     Interest expense and other income, net              1.2            1.3
                                                     ------------------------
Loss before income taxes                                (3.3)          (7.0)
Income taxes                                            (0.0)          (0.0)
                                                     ------------------------
     Net loss                                           (3.3%)         (7.0%)
                                                     ========================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


THIRTEEN WEEKS ENDED MAY 4, 2002 AND MAY 5, 2001:

NET SALES. Net sales decreased $4,934,800 or 15.6% in the first quarter of fiscal 2002 compared to the year ago period. Comparative store sales decreased 18.2%. The decrease in sales was due to a decline in foot traffic in stores. Part of the decline in foot traffic was due to the Company's decision to eliminate television and radio advertising in the first quarter of fiscal 2002. There were 24 superstores and six mall stores in operation at May 4, 2002 and 25 superstores and no mall stores in operation at May 5, 2001.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 45.6% for the first quarter of fiscal 2002 compared to 40.7% in the first quarter of fiscal 2001. The increase in the gross profit percentage was a result of lower markdowns incurred due to better management of inventories and opportunistic inventory purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1,912,100 or 13.1% in the first quarter of fiscal 2002, and increased as a percentage of sales to 47.7% from 46.4% in the first quarter of fiscal 2001. Advertising expenses decreased $2,380,000 due to the Company's decision to eliminate television and radio advertising in the first quarter of fiscal 2002. Store payroll expenses decreased by $378,900 due to reductions in staffing in the first quarter of fiscal 2002. These decreases were partially offset by an increase of $760,000 in rent and occupancy expenses in the first quarter of fiscal 2002 as a result of a favorable adjustment in the prior year quarter resulting from a lease termination settlement, rent increases at certain existing locations, as well as the additional rent for six mall stores in the first quarter of fiscal 2002.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $102,300 from the first quarter of fiscal 2001. The decrease in interest expense was attributable to the decreased amount of average borrowings incurred as well as the decrease in the interest rate charged under the Company's Amended Loan and Security Agreement with LaSalle Bank. The Company had average borrowings under its revolving credit facility of $17,789,800 during the quarter ended May 4, 2002 as compared to average borrowings of $18,179,000 under its revolving credit facility during the quarter ended May 5, 2001. The interest rate in effect was 6.000% as of May 4, 2002 as compared to 8.625% as of May 5, 2001. As a result of revolving credit borrowings, the Company recorded interest expense of $315,100 during the quarter ended May 4, 2002 as compared to $417,400 during the quarter ended May 5, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Company Performance and its Lending Institution Relationship

       Since the Company emerged from bankruptcy on December 31, 1997, it has sustained significant declines in sales and has experienced aggregate net losses of approximately $37,000,000. During the same period, the Company's working capital has declined and debt has increased. The decline in sales and resulting decline in working capital and increase in debt are due in part to a decrease in traffic and therefore a decrease in comparable store sales in four out of the last five fiscal years. Another contributing factor to the decrease in sales and working capital and the increase in debt is the fact that the Company closed five under performing stores over the last two fiscal years and has recorded charges of $7,833,000 related to the store closings. The Company has successfully negotiated settlements with

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

the landlords on all but two of the leases. The Company expects to settle the remaining leases in fiscal 2002. Additionally, the Company has taken steps to right size the business, such as to reduce its operating expenses and inventory levels to be in line with the current revenue stream. Further, the Company opened six new concept stores in fiscal 2001. Each store is located in a suburban shopping mall within the Company's existing footprint. The Company believes that these locations will generate greater traffic than its existing locations, while requiring significantly less square footage and therefore less inventory investment. The Company also believes that, to the extent the concept stores are located in a regional shopping mall, they will experience less competition from other menswear retailers. The Company plans to open additional new concept locations in fiscal 2002 and beyond. The Company may also open additional superstores in the future, if the demographics and economics work for a location(s).

       Despite its efforts, the Company has required assistance from its lending institution to sustain its operations. In order to address liquidity needs to remain in compliance with the credit facility, which currently expires on February 2, 2004, the Company and the lending institution have entered into 13 amendments or modifications, since its inception on December 4, 1998. The Company's credit facility has covenants requiring, amongst other things, minimum tangible net worth levels, net income/net loss levels and fixed charge coverage ratios. The agreement also requires the daily application of Company receipts as payments against the credit facility and daily borrowings to fund cash requirements. Additionally, as is common for asset based lending agreements, the Company's credit facility gives the lending institution the ability to declare an event of default, and thus render the loan immediately due and payable, based upon the lending institution's own determination of a "material adverse change". If this were to occur, the Company would not be able to repay the loan in full. The indebtedness is secured by virtually all the Company's assets, including its inventory. In the event of default, the lender would be able to take possession of such assets and sell them to pay off the loan. The Company has sought, but has not obtained, other sources of financing and has explored other efforts to improve its capital structure. The Company's ability to execute on its new business strategy, continue to improve operations, improve its capital structure and maintain its working relationship with the lending institution are all pivotal to the Company's ability to sustain operations.

       The Company is party to a Loan and Security Agreement with LaSalle Bank, N.A. individually and as agent. As of May 4, 2002, the Loan and Security Agreement, as amended on April 25, 2002, provides for a $23.0 million revolving credit facility, with a $5.0 million sublimit for letters of credit. Outstanding letters of credit at May 4, 2002 were $978,000. The facility bears interest at 1.25% per annum above LaSalle's base rate and expires on February 2, 2004. The Company must pay a termination fee of $1,050,000 if the facility is terminated on or before February 2, 2004. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves. Availability under the revolving credit facility was $1,267,000 as of May 4, 2002. The agreement provides for an over-advance facility. The permitted out-of-formula advances may not exceed $3,500,000 from February 27, 2002 to May 30, 2002. The over-advance facility is then reduced to $3,000,000 on May 31, 2002, $2,750,000 on June 30, 2002, increases to $3,500,000 on July 31, 2002, reduces to $3,000,000 on September 30, 2002, $2,500,000 on November 30, 2002,
$1,750,000 on December 15, 2002 and expires on December 31, 2002. The Company granted LaSalle Bank a lien on its tangible and intangible assets to secure this facility. Additionally Mr. David Feld, Chairman of the Board and principal shareholder of the Company, provided additional collateral to secure the credit facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         The Company has been substantially dependent upon borrowings under its credit facility to finance its operations. The Company is in the process of implementing a plan to reverse the trend of losses noted above. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2002, include the execution of the amended credit facility, the opening of additional new concept stores, a layoff of non-operating personnel in January 2002, the closing of one under performing store in fiscal 2001, and the anticipated closing of two under performing stores in fiscal 2002.

         Management believes the cash requirements in fiscal 2002 will be met by operations and borrowings on the Company's credit facility. Management also believes that the actions previously initiated, as well as its fiscal 2002 plans, will result in the successful funding of the Company's working capital and cash requirements, while enabling the Company to meet its financial covenants under its credit facility.

Critical Accounting Policies

         The financial statements and accompanying notes included under Item 1 have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates such estimates and assumptions on an ongoing basis. Such estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

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

       The Company's significant accounting policies are described in the notes accompanying the financial statements included under Item 1. Management considers these accounting policies to be more critical to the preparation of the financial statements and accompanying notes.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the quarter ended May 4, 2002, and it fluctuates with the lending bank's prime rate. A hypothetical increase of 200 basis points in the interest rate on the Company's revolving credit facility would have an immaterial effect on the Company's operations.

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


                                     TODAY'S MAN, INC.
                                       (Registrant)


Date: June 7, 2002                   /s/David Feld
                                     ------------------------------------
                                     David Feld
                                     Chairman of the Board



Date: June 7, 2002                   /s/Bruce Weitz
                                     -------------------------------------
                                     Bruce Weitz
                                     President and Chief Executive Officer



Date: June 7, 2002                   /s/Frank E. Johnson
                                     -------------------------------------
                                     Frank E. Johnson
                                     Executive Vice President, Chief Financial
                                     Officer and Treasurer
                                     Principal Financial Officer

Date: June 7, 2002                   /s/David J. Brown
                                     -------------------------------------
                                     David J. Brown
                                     Vice President and Controller
                                     Principal Accounting Officer