Form 10-Q
period 2002-08-03
TODAYS MAN INC
filed 2002-09-17
CIK 885546

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[  X  ]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

For the quarterly period ended               August 3, 2002
                               -------------------------------------------------

                                       OR

[     ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended _______________________to________________________


                         ______________________________

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


26,888,260 common shares were outstanding as of August 30, 2002.

                                               TODAY'S MAN INC.
                                               ----------------

                                                    INDEX
                                                    -----

                                                                                                        PAGE
                                                                                                        ----
PART I.           FINANCIAL INFORMATION:

       Item 1.    Condensed Consolidated Financial Statements - Unaudited

       Consolidated Balance Sheets
                  August 3, 2002 and February 2, 2002......................................................1

       Consolidated Statements of Operations
                  Thirteen weeks ended August 3, 2002 and August 4, 2001...................................2

       Consolidated Statements of Operations
                  Twenty-six weeks ended August 3, 2002 and August 4, 2001.................................3

       Consolidated Statements of Cash Flows
                  Twenty-six weeks ended August 3, 2002 and August 4, 2001.................................4

                  Notes to Consolidated Financial Statements...............................................5

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................6-11

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

       Item 4.    Submission of Matters to a Vote of Security Holders.....................................12

       Item 5.    Other Information.......................................................................12

       Item 6.    Exhibits and Reports on Form 8-K........................................................12

         Signatures.......................................................................................13

                                                  TODAY'S MAN, INC.
                                             CONSOLIDATED BALANCE SHEETS

                                                                                    August 3,          February 2,
                                                                                      2002                2002
                                                                                      ----                ----
                                                                                   (Unaudited)
                                     ASSETS

Current assets:
      Cash                                                                         $   125,500          $     39,500
      Due from credit card companies and other receivables, net                      1,073,400             1,332,400
      Inventory                                                                     23,174,400            27,258,800
      Prepaid expenses and other current assets                                        793,500               958,100
      Prepaid inventory purchases                                                      603,700               238,200
                                                                                   -----------          ------------
         Total current assets                                                       25,770,500            29,827,000

Property and equipment, less accumulated depreciation and
      amortization                                                                  21,610,200            23,845,900
Rental deposits and other noncurrent assets                                          1,293,900             1,258,000
                                                                                   -----------          -------------
                                                                                   $48,674,600          $ 54,930,900
                                                                                   ===========          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                             $11,417,800          $ 13,748,900
      Accrued expenses and other current liabilities                                 3,191,900             3,938,300
      Current maturities of capital lease obligations                                  253,200               253,200
      Obligations under revolving credit facility                                   15,216,100            15,808,000
                                                                                   -----------          ------------
         Total current liabilities                                                  30,079,000            33,748,400

Capital lease obligations, less current maturities                                     287,200               460,200
Deferred rent and other                                                              5,667,600             5,708,100
                                                                                   -----------          ------------
                                                                                    36,033,800            39,916,700
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, no par value, 100,000,000 shares authorized,
      26,888,260 and 27,040,725 shares issued and outstanding at
      August 3, 2002 and February 2, 2002, respectively                                48,513,700            48,513,700
Retained earnings (deficit)                                                        (35,872,900)          (33,499,500)
                                                                                   -----------          ------------
Total shareholders' equity                                                          12,640,800            15,014,200
                                                                                   -----------          ------------
                                                                                   $48,674,600          $ 54,930,900
                                                                                   ===========          ============

                             See accompanying notes.

                                            TODAY'S MAN, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                                             FOR THIRTEEN WEEKS ENDED
                                                                          August 3,            August 4,
                                                                         ----------            ---------
                                                                            2002                 2001
                                                                            ----                 ----
Net sales                                                                $28,247,900          $34,916,500

Cost of goods sold                                                        16,081,000           20,790,900
                                                                         -----------          -----------

       Gross profit                                                       12,166,900           14,125,600

Selling, general and administrative expenses                              13,313,900           16,531,300
                                                                         -----------          -----------
Loss from operations                                                      (1,147,000)          (2,405,700)

Interest expense and other income, net                                       328,100              354,300
                                                                         -----------          -----------

       Net loss                                                          $(1,475,100)         $(2,760,000)
                                                                         ===========          ===========

Loss per share - basic and diluted                                       $     (0.05)         $     (0.10)

Weighted average shares outstanding - basic and diluted                   27,039,050           27,040,725
                                                                         ===========          ===========




                             See accompanying notes.

                                                 TODAY'S MAN, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                                   FOR TWENTY-SIX WEEKS ENDED
                                                                                   August 3,            August 4,
                                                                                  ----------            ---------
                                                                                     2002                 2001
                                                                                     ----                 ----
Net sales                                                                         $54,878,000          $66,481,400

Cost of goods sold                                                                 30,577,300           39,512,900
                                                                                  -----------          -----------

       Gross profit                                                                24,300,700           26,968,500

Selling, general and administrative expenses                                       26,030,900           31,160,400
                                                                                  -----------          -----------

Loss from operations                                                               (1,730,200)          (4,191,900)

Interest expense and other income, net                                                643,200              771,700
                                                                                  -----------          -----------

       Net loss                                                                   $(2,373,400)         $(4,963,600)
                                                                                  ===========          ===========

Loss per share - basic and diluted                                                $     (0.09)         $     (0.18)
                                                                                  ===========          ===========

Weighted average shares outstanding - basic and diluted                            27,039,887           27,040,725






                             See accompanying notes.

                                                   TODAY'S MAN, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                           FOR TWENTY-SIX WEEKS ENDED
                                                                                         August 3,           August 4,
                                                                                         ---------           ---------
                                                                                            2002               2001
                                                                                            ----               ----
Operating activities
     Net loss                                                                         $ (2,373,400)        $ (4,963,600)
     Adjustments to reconcile net loss to cash provided by (used in)
         operating activities:
         Depreciation and amortization                                                   2,602,900            2,574,900
         Deferred credits                                                                  (40,500)             (91,900)
     Changes in operating assets and liabilities:
         Decrease in receivables                                                           259,000              523,000
         Decrease in inventory                                                           4,084,400            3,196,400
         (Increase) decrease in prepaid expenses and other current assets
             and prepaid inventory purchases                                              (200,900)           1,074,000
         Increase in rental deposits and other non current assets                          (35,900)            (512,100)
         Decrease in accounts payable, accrued expenses, and
              other liabilities                                                         (3,077,500)          (2,683,000)
                                                                                      ------------         ------------
     Total adjustments                                                                   3,591,500            4,081,300
                                                                                      ------------         ------------

Net cash provided by (used in) operating activities                                      1,218,100             (882,300)

Cash flow used in investing activities:
     Capital expenditures                                                                 (175,800)            (221,800)
     Fixtures and equipment in process                                                    (191,400)                   -
                                                                                      ------------         ------------
Net cash used in investing activities                                                     (367,200)            (221,800)

Cash flow (used in) provided by financing activities:
     Repayments on capital lease obligations                                              (173,000)            (186,300)
     Borrowings under revolving credit facility                                         47,307,900           64,544,000
     Repayments of revolving credit facility                                           (47,899,800)         (66,608,000)
     Advances from landlord                                                                      -            3,000,000
                                                                                      ------------         ------------
Net cash (used in) provided by financing activities                                       (764,900)             749,700

Net increase (decrease) in cash and cash equivalents                                        86,000             (354,400)
Cash and cash equivalents at beginning of period                                            39,500              480,200
                                                                                      ------------         ------------
Cash and cash equivalents at end of period                                            $    125,500         $    125,800
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

       In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 as of February 3, 2002 and has determined the adoption of FAS 144 has not had a material effect on the Company's financial position or results of operations.


2.     Use of Estimates
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3.     Store Closings
       For the fiscal year ended February 2, 2002, the Company recorded store closing and other unusual charges of $1,545,700, primarily related to one store closing in fiscal 2001 and two anticipated store closings in fiscal 2002 to cover estimated lease termination costs and asset impairment charges. During the thirteen weeks ended August 3, 2002, the Company paid $252,700 related to these charges and at August 3, 2002, $675,400 of these charges have not been paid and are reported in accrued expenses and other current liabilities. These amounts are expected to be paid by the end of fiscal 2002.

                                TODAY'S MAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.       Executive Equity Plan Loans
         On August 2, 2002 the Company foreclosed on and cancelled 152,465 shares of common stock held as collateral for loans made to the former participants of the Company's Executive Equity Plan which was terminated in 1992. These loans were fully reserved in prior years and the retirement of these shares did not have a material effect on the Company's financial position or results of operations.



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

RESULTS OF OPERATIONS:
----------------------
       The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen and twenty-six periods ended August 3, 2002 and August 4, 2001, respectively.

                                                                                  PERCENTAGE OF NET SALES
                                                                   THIRTEEN WEEKS                   TWENTY-SIX WEEKS
                                                                        ENDED                             ENDED
                                                              August 3,        August 4,        August 3,        August 4,
                                                                2002              2001             2002             2001
                                                           ---------------------------------  --------------------------------
Net sales                                                      100.0%            100.0%           100.0%           100.0%
Cost of goods sold                                              56.9              59.5             55.7             59.4
                                                           ---------------------------------  --------------------------------
     Gross profit                                               43.1              40.5             44.3             40.6
Selling, general and administrative expenses                    47.1              47.4             47.4             46.9
                                                           ---------------------------------  --------------------------------
     Loss from operations                                       (4.0)             (6.9)            (3.1)            (6.3)
     Interest expense and other income, net                      1.2               1.0              1.2              1.2
                                                           ---------------------------------  --------------------------------
Loss before income taxes                                        (5.2)             (7.9)            (4.3)            (7.5)
Income taxes                                                     0.0               0.0              0.0              0.0
                                                           ---------------------------------  --------------------------------
     Net loss                                                   (5.2)%            (7.9)%           (4.3)%           (7.5)%
                                                           =================================  ================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

THIRTEEN WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001:
-------------------------------------------------------
NET SALES. Net sales decreased $6,668,600 or 19.1% in the second quarter of fiscal 2002 compared to the year ago period. Comparative store sales decreased 24.6%. The decrease in net sales was a result of a decline in foot traffic in stores partially attributable to the Company's decision to eliminate television and radio advertising in fiscal 2002. There were 24 superstores and six mall stores in operation at August 3, 2002 and 25 superstores and no mall stores in operation at August 4, 2001.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 43.1% for the second quarter of fiscal 2002 compared to 40.5% for second quarter of fiscal 2001. The increase in gross profit percentage was a result of lower markdowns incurred due to better management of inventories and opportunistic inventory purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $3,217,400 or 19.5% in the second quarter of fiscal 2002, and decreased as a percentage of sales to 47.1% from 47.4% in the second quarter of fiscal 2001. Advertising expenses decreased $2,693,200 due to the Company's decision to eliminate television and radio advertising in fiscal 2002. Additionally, payroll expenses decreased $392,300 due to reductions in staffing.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $26,200 from the second quarter of fiscal 2001. The decrease in interest expense was attributable to the decrease in the interest rate charged under the Company's Amended Loan and Security Agreement with LaSalle Bank, N.A. (successor to Mellon Bank). The Company had average borrowings under its revolving credit facility of $16,726,700 during the second quarter of fiscal 2002 as compared to average borrowings of $16,180,500 under its revolving credit facility during the second quarter of fiscal 2001. The interest rate in effect was 6.00% as of August 3, 2002 as compared to 7.88% as of August 4, 2001. As a result of revolving credit borrowings, the Company recorded interest expense of $328,100 during the second quarter of fiscal 2002 as compared to $354,300 during the second quarter of fiscal 2001.


TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001:
---------------------------------------------------------
NET SALES. Net sales decreased $11,603,400 or 17.5% for the first six months of fiscal 2002 compared to the year ago period. Comparative store sales decreased 21.5%. The decrease in net sales was a result of a decline in foot traffic in stores partially attributable to the Company's decision to eliminate television and radio advertising in the first six months of fiscal 2002. There were 24 superstores and six mall stores in operation at August 3, 2002 and 25 superstores and no mall stores in operation at August 4, 2001.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 44.3% for the first six months of 2002 compared to 40.6% for the first six months 2001. The increase in the gross profit percentage was a result of lower markdowns incurred due to better management of inventories and opportunistic inventory purchases.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $5,129,500 or 16.5% in the first six months of fiscal 2002, and increased as a percentage of sales to 47.4% from 46.9% in the comparable period of fiscal 2001. Advertising expenses decreased $5,073,100 due to the Company's decision to eliminate television and radio advertising in the first six months of fiscal 2002.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $128,500 from the first six months of fiscal 2001. The decrease in interest expense is attributable to the decrease in the interest rate charged under the Company's Amended Loan and Security Agreement with LaSalle Bank, N.A. (successor to Mellon Bank). The Company had average borrowings of $17,262,400 under its revolving credit facility during the six month period ended August 3, 2002 as compared to average borrowings of $17,187,600 for the six month period ended August 4, 2001. As a result of revolving credit borrowings the Company recorded interest expense of $643,200 for the six month period ended August 3, 2002 and $771,700 for the six month period ended August 4, 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
       Company Performance and its Lending Institution Relationship
       Since the Company emerged from bankruptcy on December 31, 1997, it has sustained significant declines in sales and has experienced aggregate net losses of approximately $38,000,000. During the same period, the Company's working capital has declined. The decline in sales and resulting decline in working capital are due in part to a decrease in traffic and therefore a decrease in comparable store sales in four out of the last five fiscal years. Another contributing factor to the decrease in sales and working capital is the fact that the Company closed five under performing stores over the last three fiscal years and has recorded charges of $7,833,000 related to the store closings. The Company has negotiated settlements with the landlords on all but two of the leases. The Company expects to settle the remaining leases in fiscal 2002. Additionally, the Company has taken steps to right size the business, such as to reduce its operating expenses and inventory levels to be in line with the current revenue stream. Further, the Company opened six new concept stores in fiscal 2001 and three in fiscal 2002. Each store is located in a suburban shopping mall within the Company's existing footprint. The Company believes that these locations will generate greater traffic than its existing locations, while requiring significantly less square footage and therefore less inventory investment. The Company also believes that, to the extent the concept stores are located in a regional shopping mall, they will experience less competition from other menswear retailers. The Company plans to open additional new concept locations in fiscal 2002 and beyond. The Company may also open additional superstores in the future, if the demographics and economics warrant.

       Despite its efforts, the Company has required assistance from its lending institution to sustain its operations. In order to address liquidity needs to remain in compliance with the credit facility, which expires on February 2, 2004, the Company and the lending institution have entered into 13 amendments or modifications, since its inception on December 4, 1998. The Company's credit facility has covenants requiring, among other things, minimum tangible net worth levels, net income/net loss levels and fixed charge coverage ratios. The agreement also requires the daily application of Company receipts as

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

payments against the credit facility and daily borrowings to fund cash requirements. Additionally, as is common for asset based lending agreements, the Company's credit facility gives the lending institution the ability to declare an event of default, and thus render the loan immediately due and payable, based upon the lending institution's own determination of a "material adverse change". If this were to occur, the Company would not be able to repay the loan in full. The indebtedness is secured by virtually all the Company's assets, including its inventory. In the event of default, the lender would be able to take possession of such assets and sell them to pay off the loan. The Company has sought, but has not obtained, other sources of financing and has explored other efforts to improve its capital structure. The Company's ability to execute on its new business strategy, continue to improve operations, improve its capital structure and maintain its working relationship with the lending institution are all pivotal to the Company's ability to sustain operations.

       The Company is party to a Loan and Security Agreement with LaSalle Bank, N.A. individually and as agent. As of August 3, 2002, the Loan and Security Agreement, as amended, provides for a $23.0 million revolving credit facility, with a $5.0 million sublimit for letters of credit. Outstanding letters of credit at August 3, 2002 were $2,144,000. The facility bears interest at 1.25% per annum above LaSalle's base rate and expires on February 2, 2004. The Company must pay a termination fee of $1,050,000 if the facility is terminated on or before February 2, 2004. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves. Availability under the revolving credit facility was $2,233,900 as of August 3, 2002. The agreement provides for an over-advance facility. The permitted out-of-formula advances could not exceed $3,500,000 from February 27, 2002 to May 30, 2002. The over-advance facility reduced to $3,000,000 on May 31, 2002, $2,750,000 on June 30, 2002, increased to $3,500,000 on July 31, 2002, reduces to $3,000,000 on September 30, 2002, $2,500,000 on November 30, 2002,
$1,750,000 on December 15, 2002 and expires on December 31, 2002. The Company granted LaSalle Bank a lien on its tangible and intangible assets to secure this facility. Additionally Mr. David Feld, Chairman of the Board and principal shareholder of the Company, provided additional collateral to secure the credit facility.

       The Company has been substantially dependent upon borrowings under its credit facility to finance its operations. The Company is in the process of implementing a plan to reverse the trend of losses noted above and believes that the reduction in losses for the first six months of fiscal 2002 was a result of the Company's efforts to date. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2003, include the execution of the amended credit facility, the opening of additional new concept stores, a layoff of non-operating personnel in January 2002, the closing of one under performing store in fiscal 2001, and the anticipated closing of two under performing stores in fiscal 2002.

       Subsequent to the second quarter of fiscal 2002, the Company opened three retail store locations in the following shopping mall locations: Exton Square Mall, Exton Pennsylvania; Marley Station, Glen Burnie, Maryland and Poughkeepsie Galleria, Poughkeepsie, New York. These stores have lease terms ranging from six months to ten years and square footage ranging from 4,500 square feet to 7,300 square feet.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

       Management believes the cash requirements in fiscal 2002 will be met by operations and borrowings under the Company's credit facility. Management also believes that the actions previously initiated, as well as its fiscal 2002 plans, will result in the successful funding of the Company's working capital and cash requirements, while enabling the Company to meet its financial covenants under its credit facility.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
       The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company's bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the quarter ended August 3, 2002, and it fluctuates with the lending bank's prime rate. A hypothetical increase of 200 basis points in the interest rate on the Company's revolving credit facility would have an immaterial effect on the Company's operations.

Item 4.  Controls and Procedures
       There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the chief executive officer's and the chief financial officer's most recent evaluation.

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

         None - not applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders
         -----------------------------------------------

                The Annual Meeting of Shareholders of the Company was held on July 19, 2002. At the Annual Meeting, the shareholders elected Leonard Wasserman for a term of four years as described below:

         Name                         For                  Withheld Authority
         ----                         ---                  ------------------

         Leonard Wasserman            23,613,425           112,651

                In addition, the terms of the following directors continued after the Annual Meeting:

                                    David Feld
                                    Larry Feld
                                    Neal J. Fox
                                    Verna K. Gibson
                                    Eli Katz
                                    Bruce Weitz

Item 5.  Other Information
         -----------------

         None - not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

         99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         None - not applicable

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    TODAY'S MAN, INC.
                                                      (Registrant)


Date: September 17, 2002               /s/David Feld
                                       -----------------------------------------
                                       David Feld
                                       Chairman of the Board



Date: September 17, 2002               /s/Bruce Weitz
                                       -----------------------------------------
                                       Bruce Weitz
                                       President and Chief Executive Officer



Date: September 17, 2002               /s/Frank E. Johnson
                                       -----------------------------------------
                                       Frank E. Johnson
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer
                                       Principal Financial Officer

Date: September 17, 2002               /s/David J. Brown
                                       -----------------------------------------
                                       David J. Brown
                                       Vice President and Controller
                                       Principal Accounting Officer

                                 CERTIFICATIONS
                                 --------------

       I, Bruce Weitz, President and Chief Executive Officer of Today's Man, Inc., certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Today's Man, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

                                           /s/ Bruce Weitz
                                           -----------------------------------
                                           Bruce Weitz
                                           President and Chief Executive Officer

       I, Frank E. Johnson, Executive Vice President and Chief Financial Officer of Today's Man, Inc. certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Today's Man, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

                                                    /s/ Frank E. Johnson
                                                    ----------------------------
                                                    Frank E. Johnson
                                                    Executive Vice President and
                                                    Chief Financial Officer