Form 10-Q
period 2002-11-02
TODAYS MAN INC
filed 2002-12-23
CIK 885546

FORM 10–Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 2, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

Commission File No.0–20234

Today’s Man, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1743137

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

835 Lancer Drive, Moorestown, NJ	08057

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code 856–235–5656

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    X        NO  ___.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).

YES  ___        NO    X  .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES    X        NO  ___.

APPLICABLE ONLY TO CORPORATE ISSUERS:26,888,260 shares of the issuer’s common stock were outstanding as of December 13, 2002.

Back to Contents

TODAY’S MAN INC.

Back to Contents

TODAY’S MAN, INC.
CONSOLIDATED BALANCE SHEETS

	November 2 2002	February 2, 2002

	(Unaudited)
ASSETS
Current assets:
Cash	$125,200	$39,500
Due from credit card companies and other receivables, net	1,732,100	1,332,400
Inventory	28,052,200	27,258,800
Prepaid expenses and other current assets	1,358,800	958,100
Prepaid inventory purchases	986,100	238,200

Total current assets	32,254,400	29,827,000

Property and equipment, less accumulated depreciation and amortization	$20,901,700	23,845,900
Rental deposits and other noncurrent assets	1,291,800	1,258,000

	54,447,900	$54,930,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,648,100	$13,748,900
Accrued expenses and other current liabilities	2,795,100	3,938,300
Current maturities of capital lease obligations	253,200	253,200
Current portion of long term debt	18,342,300	15,808,000

Total current liabilities	39,038,700	33,748,400

Capital lease obligations, less current maturities	191,300	460,200
Deferred rent and other	5,493,900	5,708,100

	44,723,900	39,916,700

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, no par value, 100,000,000 shares authorized,
26,888,260 and 27,040,725 shares issued and outstanding at
November 2, 2002 and February 2, 2002, respectively	48,513,700	48,513,700
Accumulated deficit	(38,789,700)	(33,499,500)

Total shareholders’ equity	9,724,000	15,014,200

	$54,447,900	$54,930,900

     See accompanying notes.

Back to Contents

TODAY’S MAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THIRTEEN WEEKS ENDED
	November 2, 2002	November 3, 2001

Net sales	$23,821,200	$25,908,400

Cost of goods sold	13,573,700	14,567,900

Gross profit	10,247,500	11,340,500

Selling, general and administrative expenses (includes $465,700
in store closing and other unusual charges in fiscal 2001)	12,844,000	13,633,700

Loss from operations	(2,596,500)	(2,293,200)

Interest expense and other income, net	320,300	374,000

Loss before income taxes	(2,916,800)	(2,667,200)

Income tax benefit	—	—

Net loss	$(2,916,800)	$(2,667,200)

Loss per share – basic and diluted	$(0.11)	$(0.10)

Weighted average shares outstanding – basic and diluted	26,888,260	27,040,725

     See accompanying notes.

Back to Contents

TODAY’S MAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THIRTY-NINE WEEKS ENDED
	November 2, 2002	November 3, 2001

Net sales	$78,699,200	$92,389,800

Cost of goods sold	44,151,000	54,080,800

Gross profit	34,548,200	38,309,000

Selling, general and administrative expenses (includes
$465,700 in store closing and other unusual charges in
fiscal 2001)	38,874,900	44,794,100

Loss from operations	(4,326,700)	(6,485,100)

Interest expense and other income, net	963,500	1,145,700

Loss before income taxes	(5,290,200)	(7,630,800)

Income tax benefit	—	—

Net loss	$(5,290,200)	$(7,630,800)

Loss per share – basic and diluted	$(0.20)	$(0.28)

Weighted average shares outstanding – basic and diluted	26,990,091	27,040,725

     See accompanying notes.

Back to Contents

TODAY’S MAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THIRTY-NINE WEEKS ENDED
	November 2, 2002	November 3, 2001

Operating activities
Net loss	$(5,290,200)	$(7,630,800)
Adjustments to reconcile net loss to cash used in operating
activities:
Depreciation and amortization	3,731,400	3,949,800
Reserve for store closing and other unusual charges	—	465,700
Deferred credits	(214,200)	(45,800)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(399,700)	80,900
Increase in inventory	(793,400)	(2,414,500)
Increase in prepaid expenses and other current assets
and prepaid inventory purchases	(1,148,600)	(773,200)
Increase in rental deposits and other non current assets	(33,800)	(543,700)
Increase in accounts payables, accrued expenses
and other liabilities	2,756,000	527,500

Total adjustments	3,897,700	1,246,700

Net cash used in operating activities	(1,392,500)	(6,384,100)

Cash flow used in investing activities:
Capital expenditures	(697,200)	(386,100)
Fixtures and equipment in process	(90,000)	—

Net cash used in investing activities	(787,200)	(386,100)

Cash flow provided by financing activities:
Repayment of capital lease obligations	(268,900)	(262,300)
Borrowings under revolving credit facility	72,480,300	93,481,400
Repayment of revolving credit facility	(69,946,000)	(89,787,800)
Advances from landlord	—	3,000,000

Net cash provided by financing activities	2,265,400	6,431,300

Net increase (decrease) in cash	85,700	(338,900)
Cash at beginning of period	39,500	480,200

Cash at end of period	$125,200	$141,300

     See accompanying notes.

Back to Contents

TODAY’S MAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals and the store closing and other unusual charges disclosed in Note 4) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company’s sales, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending February 1, 2003. For further information, refer to the consolidated financial statements and footnotes thereto which are included in the Company’s Annual Report on Form 10–K for the fiscal year ended February 2, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation. As discussed below, the Company is in default on its revolving credit facility and was notified in writing of the default by LaSalle Business Credit. The letter also disclosed that the maximum amount of the revolving credit facility is reduced to $15,000,000 as of December 23, 2002 and at all times thereafter. No adjustments have been made to the financial presentation to reflect the impact this matter may have on the financial condition of the Company.

2.      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.      Store Openings

During the thirteen weeks ended November 2, 2002, the Company opened five retail store locations in the following shopping mall locations: Marley Station Mall, Glen Burnie, Maryland, Wheaton Plaza, Wheaton, Maryland, Exton Square Mall, Exton, Pennsylvania, Poughkeepsie Galleria, Poughkeepsie, New York, and Jersey Gardens in Elizabeth, New Jersey. These stores have lease terms ranging from two months to ten years and square footage ranging from 4,500 square feet to 7,300 square feet. Subsequent to the third quarter of fiscal 2002, the Company opened two additional retail stores in shopping mall locations (see Note 7).

4.       Store Closings

For the fiscal year ended February 2, 2002, the Company recorded store closing and other unusual charges of $1,545,700, primarily related to one store closing in fiscal 2001 and two anticipated store closings in fiscal 2002 to cover estimated lease termination costs and asset impairment charges. During the thirteen weeks ended November 2, 2002 the Company paid $212,700 related to these charges and at November 2, 2002, $462,700 of these charges have not been paid and are reported in accrued expenses and other current liabilities. These amounts are expected to be paid by the end of fiscal 2002.

Back to Contents

TODAY’S MAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Default on Revolving Credit Facility

On November 27, 2002 the Company and LaSalle Bank, N.A. entered into Amendment No. 15 to the Company’s revolving credit facility. The amended agreement recast all of the Company’s financial covenants and reduced the permitted out–of–formula advances in a series of steps from $1,500,000 as of November 22, 2002, to $250,000 as of December 9, 2002 and expired on December 13, 2002. Additionally, the Letter of Credit sub limit was reduced to $1,600,000 and the maximum amount of obligations outstanding under the loan agreement may not exceed the following amounts: $19,500,000 as of November 22, 2002, $19,000,000 as of December 4, 2002, $18,750,000 as of December 7, 2002, $18,000,000 as of December 10, 2202, $17,000,000 as of December 12, 2002, $16,500,000 as of December 16, 2002, $16,000,000 as of December 17, 2002, $15,100,000 as of December 18, 2002, $14,500,000 as of December 23, 2002, $14,000,000 as of December 24, 2002, $12,750,000 as of December 26, 2002 and $11,500,000 as of December 31, 2002 and at all times thereafter.

Pursuant to the fifteenth amendment to the Company’s credit facility, available borrowings under that facility are being reduced in a series of steps to $11,500,000 effective as of December 31, 2002 and at all times thereafter and the Company is required to repay its loan so that it meets such reduced amounts. The Company did not repay the loan to the level required as of December 12, 2002, through December 19, 2002, and accordingly, the Company is in default under the credit facility. In addition, the Company filed its monthly report with the lender on December 18, 2002, and reported that the Company is in default of several covenants under the facility, including covenants regarding tangible net worth, indebtedness to tangible net worth, and net income/net loss.

As a result of these defaults, the lender will not be required to make additional advances under the credit facility and will have the right to demand the immediate repayment of all amounts due under the facility. The Company has been substantially dependent upon borrowings under its credit facility to finance its operations. If the lender elects not to make additional advances under the credit facility, the Company would have to obtain additional debt and/or equity investments to fund its operations. If the lender demands repayment of the loan, the Company would not be able to repay the loan in full. The loan is secured by virtually all the Company’s assets, including its inventory. Under the event of default, the lender is able to take possession of such assets and sell them to pay off the loan. Under terms of the credit facility the Company has been attempting to obtain an additional debt and/or equity investment from other potential investors, for the last several years. These ongoing efforts have been unsuccessful to date and there can be no assurance that such efforts will be successful.

6.     Accounting Pronouncements Pending Adoption

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to other technical provisions, this Statement rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. This provision is effective for fiscal years beginning after May 15, 2002, with early adoption permitted.

Back to Contents

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies EITF Issue No. 94–3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94–3, certain liabilities were recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement will be adopted by the Company for exit or disposal activities initiated after February 1, 2003.

7.     Subsequent Events

Subsequent to the third quarter of fiscal 2002 the Company opened two retail store locations in the following shopping mall locations: Fair Oaks Mall in Fairfax, Virginia and Trumbull Mall in Trumbull, Connecticut. These stores have lease terms of ten years and three years and square footage of 4,500 square feet to 6,000 square feet, respectively.

Back to Contents

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Considerations

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in “Item 1: Business – Investment Considerations” in the Company’s Annual Report on Form 10–K for the year ended February 2, 2002, a copy of which can be obtained, without charge except for exhibits to the Report, upon written request to Mr. Frank E. Johnson, Executive Vice President and Chief Financial Officer, Today’s Man, Inc., 835 Lancer Drive, Moorestown, New Jersey 08057.>

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10–Q which are not historical facts, including, without limitation, statements as to the Company’s plans for 2002, or 2003, or as to management’s beliefs, expectations, or opinions, are forward looking statements that involve risks and uncertainties and are subject to change at any time. Certain factors, including, without limitation the risk that the assumptions upon which the forward–looking statements are based ultimately may prove incorrect, risks relating to the Company’s growth strategy, small store base and geographic concentration, the declining unit sales of men’s tailored clothing, control of the Company by its principal shareholder, the Company’s relationship with its suppliers and possible foreign currency fluctuations, the Company’s dependence on senior management, the effects of seasonality and general economic conditions, competition and the other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10–K, can cause actual results and developments to be materially different from those expressed or implied by such forward–looking statements. See “Investment Considerations” above, for instructions on how to receive a copy of the Company’s Annual Report.

RESULTS OF OPERATIONS:

The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations for the thirteen week and thirty–nine week periods ended November 2, 2002 and November 3, 2001, respectively.

	PERCENTAGE OF NET SALES
	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	Nov. 2, 2002	Nov. 3, 2001	Nov. 2, 2002	Nov. 3, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.0	56.2	56.1	58.5

Gross profit	43.0	43.8	43.9	41.5
Selling, general and administrative expenses	53.9	52.6	49.4	48.5

Loss from operations	(10.9)	(8.8)	(5.5)	(7.0)
Interest expense and other income, net	1.3	1.4	1.2	1.2

Loss before income taxes	(12.2)	(10.2)	(6.7)	(8.2)
Income tax benefit	0.0	0.0	0.0	0.0

Net loss	(12.2)%	(10.2)%	(6.7)%	(8.2)%

Back to Contents

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001:

NET SALES. Net sales decreased $2,087,200 or 8.1% in the third quarter of fiscal 2002 compared to the year ago period. Comparative store sales decreased 14.9%. The decrease in net sales was a result of the decline in foot traffic the Company has experienced, partially attributable to the Company’s decision to eliminate televison and radio advertising in fiscal 2002. There were 24 superstores and 11 mall locations in operation at November 2, 2002 and 24 superstores and 1 mall location in operation at November 3, 2001.

GROSS PROFIT. Gross profit as a percentage of net sales remained virtually unchanged at 43.0% for the third quarter of 2002 compared to 43.8% for the third quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $789,700 or 5.8% in the third quarter of fiscal 2002, and increased as a percentage of sales to 53.9% from 52.6% in the third quarter of fiscal 2001. The third quarter of fiscal 2001 included $465,700 in store closing and other unusual charges for an underperforming store closed in the third quarter of fiscal 2001. Data processing expenses decreased $172,700 in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 as a result of staffing reductions and non–renewal of certain hardware maintenance contracts. Additionally, merchandising and replenishment expenses decreased $85,700 in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 as a result of staffing reductions in these departments as well.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $53,700 for the third quarter of fiscal 2002. The decrease in interest expense was attributable to the decreased amount of average borrowings outstanding ($16,655,200 in the third quarter of fiscal 2002 versus $18,764,000 in the third quarter of fiscal 2001), as well as the decrease in the interest rate charged (6.0% as of November 2, 2002 versus 6.125% as of November 3, 2001) under the Company’s Amended Loan and Security Agreement with LaSalle Bank. As a result of revolving credit borrowings, the Company recorded interest expense of $320,300 during the quarter ended November 2, 2002 as compared to $374,000 during the quarter ended November 3, 2001.

THIRTY–NINE WEEKS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001:

NET SALES. Net sales decreased $13,690,600 or 14.8% for the first nine months of fiscal 2002 compared to the year ago period. Comparative store sales decreased 19.6%. The decrease in net sales was a result of the decline in foot traffic in stores partially attributable to the Company’s decision to eliminate television and radio advertising in fiscal 2002. There were 24 superstores and 11 mall locations in operation at November 2, 2002 and 24 superstores and 1 mall location in operation at November 3, 2001.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 43.9% for the first nine months of 2002 compared to 41.5% for the first nine months of 2001. The increase in gross profit percentage was a result of lower markdowns incurred due to better management of inventories and opportunistic inventory purchases.

Back to Contents

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $5,919,200 or 13.2% in the first nine months of fiscal 2002, and increased as a percentage of sales to 49.4% from 48.5% in the third quarter of fiscal 2001. The nine-month period ended November 3, 2001 included $465,700 in store closing and other unusual charges for an under performing store closed in the third quarter of fiscal 2001. Advertising expenses decreased $5,027,500 due to the Company’s decision to eliminate television and radio advertising in the nine month period ended November 2, 2002. Additionally, payroll expenses decreased $739,600 due to reductions in staffing.

INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense, interest income and other expense, net decreased by $182,200 from the first nine months of fiscal 2001. The decrease in interest expense is attributable to the decreased amount of average borrowings outstanding ($17,061,100 for the nine month period ended November 2, 2002 versus $17,710,300 for the nine month period ended November 3, 2001) as well as the decrease in the interest rate charged (6.0% as of November 2, 2002 versus 6.125% as of November 3, 2001) under the Company’s Amended Loan and Security Agreement with LaSalle Bank. As a result of revolving credit borrowings, the Company recorded interest expense of $963,500 during the nine month period ended November 2, 2002 as compared to $1,145,700 during the nine month period ended November 3, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Concerns

Pursuant to a recent amendment to the Company’s credit facility, as discussed below, available borrowings under that facility are being reduced in a series of steps to $11,500,000 effective as of December 31, 2002 and at all times thereafter and the Company is required to repay its loan so that it meets such reduced amounts. The Company did not repay the loan to the level required as of December 12, 2002, through December 19, 2002, and accordingly, the Company is in default under the credit facility and was notified in writing of the default by LaSalle Business Credit. The letter also disclosed that the maximum amount of the revolving credit facility is reduced to $15,000,000 as of December 23, 2002 and at all times thereafter. In addition, the Company filed its November monthly report with the lender on December 18, 2002 and reported that the Company is in default of several covenants under the facility, including covenants regarding tangible net worth, indebtedness to tangible net worth, and net income/net loss.

As a result of these defaults, the lender will not be required to make additional advances under the credit facility and will have the right to demand the immediate repayment of all amounts due under the facility. The Company has been substantially dependent upon borrowings under its credit facility to finance its operations. If the lender elects not to make additional advances under the credit facility, the Company would have to obtain additional debt and/or equity investments to fund its operations. If the lender demands repayment of the loan, the Company would not be able to repay the loan in full. The loan is secured by virtually all the Company’s assets, including its inventory. As a result of these defaults, the lender is able to take possession of such assets and sell them to pay off the loan. Although the Company is attempting to obtain an additional debt and/or equity investment from other potential investors, there can be no assurance that such efforts will be successful.

Company Performance

Since the Company emerged from bankruptcy on December 31, 1997, it has sustained significant declines in sales and has experienced aggregate net losses of approximately $42,000,000. During the same period, the Company’s working capital has declined. The decline in sales and resulting decline in

Back to Contents

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

working capital are due in part to a decrease in traffic and therefore a decrease in comparable store sales in four out of the last five fiscal years. Another contributing factor to the decrease in sales and working capital is the fact that the Company closed five under performing stores over the last three fiscal years and has recorded charges of $7,833,000 related to the store closings. Although the Company has taken steps to attempt to “right size” the business, such as by reducing its operating expenses and inventory levels to be in line with the current revenue stream, by closing less profitable superstores and by opening smaller concept stores in suburban shopping malls, there can be no assurance that these efforts will be successful. The Company’s ability to obtain new capital investment, execute on its new mall store business strategy, improve operations, and maintain its working relationship with the lending institution are all pivotal to the Company’s ability to sustain operations.

Credit Facility

The Company is party to a Loan and Security Agreement with LaSalle Bank, N.A. individually and as agent. The Company granted LaSalle a lien on its tangible and intangible assets to secure this facility. Additionally Mr. David Feld, Chairman of the Board and principal shareholder of the Company, provided additional collateral to secure the credit facility. The credit facility has covenants requiring, among other things, minimum tangible net worth levels, net income/net loss levels and fixed charge coverage ratios. The credit facility also requires the daily application of Company receipts as payments against the credit facility and daily borrowings to fund cash requirements. Additionally, as is common for asset based lending agreements, the Company’s credit facility gives the lending institution the ability to declare an event of default, and thus render the loan immediately due and payable, based upon the lending institution’s own determination of a “material adverse change”. If this were to occur, the Company would not be able to repay the loan in full. The indebtedness is secured by virtually all the Company’s assets, including its inventory. In the event of default, the lender would be able to take possession of such assets and sell them to pay off the loan. The Company has sought, but has not obtained, other sources of financing and has explored other efforts to improve its capital structure.

As of November 2, 2002, the Loan and Security Agreement, as amended, provided for a $23.0 million revolving credit facility, with a $5.0 million sub limit for letters of credit. Outstanding letters of credit at November 2, 2002 were $1,414,000. The facility bears interest at 1.25% per annum above LaSalle’s base rate and expires on February 2, 2004. The Company must pay a termination fee of $1,050,000 if the facility is terminated on or before February 2, 2004. Availability under the revolver is determined by a formula based on inventory and credit card receivables, less applicable reserves. Availability under the revolving credit facility was $2,909,500 as of November 2, 2002. The agreement provides for an over–advance facility. The permitted out–of–formula advances could not exceed $3,500,000 from February 27, 2002 to May 30, 2002. The over–advance facility reduced to $3,000,000 on May 31, 2002, $2,750,000 on June 30, 2002, increased to $3,500,000 on July 31, 2002, reduced to $3,000,000 on September 30, 2002, $2,500,000 on November 30, 2002, $1,750,000 on December 15, 2002 and expires on December 31, 2002.

The Company has required assistance from its lending institution to sustain its operations. In order to address liquidity needs to remain in compliance with the credit facility, the Company and the lending institution have entered into 15 amendments or modifications, since its inception on December 4, 1998.

On September 30, 2002 the Company and LaSalle entered into Amendment No. 14 to the revolving credit facility. The amendment provided for a discretionary out–of–formula advance of $500,000 for the period from September 30, 2002 to November 14, 2002. On November 15, 2002 all discretionary out–of–formula advances were paid in full as required.

Back to Contents

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On November 27, 2002 the Company and LaSalle Bank N.A. entered into Amendment No. 15 to the Company’s revolving credit facility. The amended agreement recast all of the Company’s financial covenants and reduced the permitted out–of–formula advances in a series of steps from $1,500,000 as of November 22, 2002, to $250,000 as of December 9, 2002 and expired on December 13, 2002. Additionally, the Letter of Credit sublimit was reduced to $1,600,000 and the maximum amount of obligations outstanding under the loan agreement may not exceed the following amounts: $19,500,000 as of November 22, 2002, $19,000,000 as of December 4, 2002, $18,750,000 as of December 7, 2002, $18,000,000 as of December 10, 2202, $17,000,000 as of December 12, 2002, $16,500,000 as of December 16, 2002, $16,000,000 as of December 17, 2002, $15,100,000 as of December 18, 2002, $14,500,000 as of December 23, 2002, $14,000,000 as of December 24, 2002, $12,750,000 as of December 26, 2002 and $11,500,000 as of December 31, 2002 and at all times thereafter.

Store Openings

Subsequent to the third quarter of fiscal 2002, the Company opened two retail store locations in the following shopping mall locations: Fair Oaks Mall in Fairfax, Virginia and Trumbull Mall in Trumbull, Connecticut. These stores have lease terms of ten years and three years and square footage of 4,500 square feet and 6,000 square feet, respectively.

Critical Accounting Policies

The financial statements and accompanying notes included under Item 1 have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates such estimates and assumptions on an ongoing basis. Such estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

Management believes that the Company’s application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.

Historically, management has found the Company’s application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

The Company’s significant accounting policies are described in Note 3 of the notes accompanying the financial statements included in the Company’s Annual Report on Form 10–K for fiscal 2001. Management considers the following accounting policies to be more critical to the preparation of the financial statements and accompanying notes:

Back to Contents

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventories

Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis). Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost–to–retail ratio to the retail value of inventories. RIM is an average method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Consequently, future events such as store closings, liquidations, and the general economic environment for retail apparel sales could result in an increase in the level of markdowns, which could result in lower inventory values and increases to cost of sales in future periods. In addition, failure to take markdowns currently can result in an overstatement of cost under the lower of cost or market principle.

Store Closing Provision

The Company provides a provision for store closings when the decision to close a store is made. The provision consists of incremental costs which are expected to be incurred including future net lease obligations, fixed asset write–offs, employee costs and other obligations as a result of the Company’s actions. Although management does not anticipate significant changes, the actual costs may differ from these estimates.

Revenue Recognition

Revenues from merchandise sales are recognized at the point of sale and are recorded net of actual returns and exclude sales tax.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is a retail company doing business within the United States. Its primary market risk is exposure to interest rates fluctuations on its debt instruments. The Company’s bank revolving credit facility bears interest at variable rates. The variable interest rate is the rate in effect at the quarter ended November 2, 2002, and it fluctuates with the lending bank’s prime rate. A hypothetical increase of 200 basis points in the interest rate on the Company’s revolving credit facility would have an immaterial effect on the Company’s operations.

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10–Q, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial

Back to Contents

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a–14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company required to be included in our periodic SEC filings.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the chief executive officer’s and the chief financial officer’s most recent evaluation.

Back to Contents

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None - not applicable

Item 2.	Changes in Securities and Use of Proceeds

None - not applicable

Item 3.	Defaults Upon Senior Securities

None - not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None - not applicable

Item 5.	Other Information

None – not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.33 Fourteenth Amendment to Loan and Security Agreement with LaSalle Bank, N.A.

10.34 Fifteenth Amendment to Loan and Security Agreement with LaSalle Bank, N.A.

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None - not applicable

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TODAY’S MAN, INC. (Registrant)

Date: December 22, 2002	/s/ David Feld

David Feld
Chairman of the Board

Date: December 22, 2002	/s/ Bruce Weitz

Bruce Weitz
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 22, 2002	/s/ Frank E. Johnson

Frank E. Johnson
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date: December 22, 2002	/s/ Barry S. Pine

Barry S. Pine
Vice President and Controller
(Principal Accounting Officer)

Back to Contents

CERTIFICATION

I, Bruce Weitz, certify that:

1.	I have reviewed this Quarterly Report on Form 10–Q of Today's Man, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Back to Contents

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 22, 2002

Date: December 22, 2002
/s/ Bruce Weitz

Bruce Weitz
President and Chief Executive Officer

Back to Contents

CERTIFICATION

I, Frank E. Johnson, certify that:

1.	I have reviewed this Quarterly Report on Form 10–Q of Today's Man, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Back to Contents

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 22, 2002

/s/ Frank E. Johnson

Frank E. Johnson
Executive Vice President and
Chief Financial Officer